Form 10-Q
period 1996-06-30
NOVOSTE CORP /FL/
filed 1996-08-12
CIK 1012131

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended June 30, 1996.

|_| Transition period pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from _____________ to ______________.

                                     0-20727
                                     -------
                            (Commission File Number)

                               Novoste Corporation
             (Exact Name of Registrant as Specified in Its Charter)

             Florida                                            59-2787476
             -------                                            ----------
     (State or Other Jurisdiction of                         (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)

     4350-C International Blvd., Norcross, GA                30093
     ----------------------------------------                -----
     (Address of Principal Executive Offices)                (Zip Code)

     Registrant's telephone, including area code: (770) 717-0904

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

         (Item 1) Yes |X|    No  |_|
         (Item 2) Yes |_|    No  |X|

As of July 31, 1996, there were 8,076,887 shares of the Registrant's Common Stock outstanding.


Exhibit Index on page:  13

Total number of pages:  15

                               NOVOSTE CORPORATION

                                    FORM 10-Q

                                      INDEX

PART I.    FINANCIAL INFORMATION                                       PAGE NO.
                                                                       --------
     Item 1.  Financial Statements

              Balance Sheets as of June 30, 1996 (unaudited)
                and December 31, 1995                                    3

              Statements of Operations (unaudited) for the three
                and six months ended June 30, 1996 and 1995              4

              Statements of Cash Flows (unaudited) for the six
                months ended June 30, 1996 and 1995                      5

              Notes to Condensed Financial Statements                    6-7

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      8-10

PART II.   OTHER INFORMATION

     Item 5.  Other information                                          11

     Item 6.  Exhibits and Reports on Form 8-K                           11


SIGNATURES                                                               12

EXHIBIT INDEX                                                            13

EXHIBIT 11 - COMPUTATION OF NET LOSS PER SHARE                           14

EXHIBIT 27  - FINANCIAL DATA SCHEDULE                                    15

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS

                                                                 June 30,      December 31,
                                                                   1996            1995
                                                               ------------    ------------
                                                               (unaudited)
Assets
Current assets:
  Cash and cash equivalents                                    $ 29,202,290    $    817,587
  Short-term investments                                            982,647            --
  Prepaid expenses and other current assets                         274,571          14,628
                                                               ------------    ------------
Total current assets                                             30,459,508         832,215
Property and equipment, net                                       1,012,562         932,681
License agreements, net                                             160,215         166,934
Other                                                               198,999         125,388
                                                               ============    ============
                                                               $ 31,831,284    $  2,057,218
                                                               ============    ============

Liabilities and shareholders' equity Current liabilities:
  Fixed rate convertible promissory notes with
    related parties                                            $       --      $  1,038,450
  Accounts payable                                                  280,674         217,543
  Accrued expenses and taxes withheld                               381,860         482,584
                                                               ------------    ------------
Total current liabilities                                           662,534       1,738,577
                                                               ------------    ------------

Shareholder's equity:
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized at June 30, 1996, none authorized at
    December 31, 1995; no shares issued and outstanding                --              --
  Common stock, $.01 par value, 25,000,000 and
    14,000,000 shares authorized, respectively;
    8,082,167 and 2,482,622 issued, respectively                     80,822          24,826
  Class B common stock, $.01 par value ($5,698,509
    liquidation value), none authorized at June
    30, 1996; 6,000,000 shares authorized and 1,611,269                --            16,113
    shares issued and outstanding at December 31, 1995
  Additional paid-in capital                                     41,054,388       7,760,175
  Deficit accumulated during the development stage               (9,950,620)     (7,466,633)
                                                               ------------    ------------
                                                                 31,184,590         334,481
  Less treasury stock, 5,280 shares of common stock, at cost        (15,840)        (15,840)
                                                               ------------    ------------
Total shareholders' equity                                       31,168,750         318,641
                                                               ------------    ------------
                                                               $ 31,831,284    $  2,057,218
                                                               ============    ============


See accompanying notes to unaudited condensed financial statements.

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                   UNAUDITED CONDENSED STATEMENT OF OPERATIONS

                                                                                                    From inception
                                        Three months ended                Six months ended          (May 22, 1992)
                                              June 30,                        June 30,             through June 30,
                                        1996             1995            1996          1995              1996
                                        ----             ----            ----          ----              ----
Revenues:
  Option fees                       $       --      $       --      $       --      $       --      $    110,000
  Contract fees                             --              --              --              --            29,740
  Miscellaneous sales                       --              --              --             1,200          21,147
  License fees                              --              --              --              --           130,000
                                    ----------------------------    ----------------------------    ------------
                                            --              --              --             1,200         290,887
Costs and expenses:
  General and administrative             692,879         407,467       1,062,384         658,493       4,760,251
  Research and development               606,300         411,033       1,347,014         723,624       4,791,497
  Depreciation and amortization           72,686          56,752         142,903         117,803         704,696
                                    ----------------------------    ----------------------------    ------------
                                       1,371,865         875,252       2,552,301       1,499,920      10,256,444
                                    ----------------------------    ----------------------------    ------------
Loss from operations                  (1,371,865)       (875,252)     (2,552,301)     (1,498,720)     (9,965,557)

Interest income (expense)                 98,539          (2,610)         68,314          (6,685)         14,937
                                    ----------------------------    ----------------------------    ------------
Net loss                            $ (1,273,326)   $   (877,862)   $ (2,483,987)   $ (1,505,405)   $ (9,950,620)
                                    ============================    ============================    ============

Net loss per share                  $      (0.22)   $      (0.19)   $      (0.49)   $      (0.33)
                                    ============================    ============================

Weighted average shares outstanding    5,744,241       4,699,364       5,089,711       4,606,666
                                    ============================    ============================




       See accompanying notes to unaudited condensed financial statements.

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                         From inception
                                                              For the six months         (May 22, 1992)
                                                                ended June 30,          through June 30,
                                                              1996            1995            1996
                                                              ----            ----            ----
Cash flows from operating activities
Net loss                                                 $ (2,483,987)   $ (1,505,405)   $ (9,950,620)
Adjustments to reconcile net loss to net cash used by
  operating activities:
  Depreciation and amortization                               142,903         117,803         704,696
  Issuance of stock for services or compensation              173,261          51,200         712,541
  Changes in assets and liabilities:
    Prepaid expenses                                         (259,943)         39,591        (282,030)
    Accounts payable                                           63,130         (40,730)        280,673
    Accrued expenses and taxes withheld                       284,983          47,373         767,567
                                                         ------------    ------------    ------------
Net cash used in operations                                (2,079,653)     (1,290,168)     (7,767,173)
                                                         ------------    ------------    ------------

Cash flows from investing activities
Purchase of property and equipment                           (193,975)       (288,468)     (1,501,904)
Purchase of short-term investments                           (982,647)           --          (982,647)
Option to purchase assets                                        --              --           (90,000)
Other                                                            --           (12,773)        (34,386)
                                                         ------------    ------------    ------------
Net cash used by investing activities                      (1,176,622)       (301,241)     (2,608,937)
                                                         ------------    ------------    ------------

Cash flows from financing activities
Proceeds from issuance of notes payable                     2,561,700         300,000       4,770,150
Repayment of notes payable                                 (1,800,150)       (550,000)     (2,970,150)
Proceeds from issuance of common stock                     30,671,210       1,976,814      37,570,182
Exercise of warrants                                          208,218            --           208,218
                                                         ------------    ------------    ------------
Net cash provided by financing activities                  31,640,978       1,726,814      39,578,400
                                                         ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents       28,384,703         135,405      29,202,290
Cash and cash equivalents at beginning of period              817,587          79,496            --
                                                         ------------    ------------    ------------
Cash and cash equivalents at end of period               $ 29,202,290    $    214,901    $ 29,202,290
                                                         ============    ============    ============

Supplemental disclosures of cash flow information
Cash paid for interest                                   $    101,032    $     22,696    $    164,857
                                                         ============    ============    ============

Supplemental schedule of non cash financing activities
Conversion of fixed rate promissory notes to
  related parties and accrued interest to common stock   $  1,865,083
                                                         ============
Conversion of accrued salaries to common stock           $    320,624
                                                         ============



       See accompanying notes to unaudited condensed financial statements.

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1996

Note 1. Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The operating results of the interim periods presented are not necessarily indicative of the results to be achieved for the year ending December 31, 1996. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto for the cumulative period from May 22, 1992 (inception) through December 31, 1995, included in the Company's Registration Statement on Form S-1 (No. 333-3374) filed with the Securities Exchange Commission.

Note 2. Net Loss Per Share

The net loss per share is computed based on the weighted average number of common shares outstanding after giving effect to certain adjustments described below. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive, except that, in accordance with Securities and Exchange Commission requirements, common and common stock equivalent shares issued during the twelve-month period prior to the initial filing of the public offering on April 11, 1996 have been included in the calculations as if they were outstanding through March 31, 1996 using the treasury stock method. See Exhibit 11.

Historical net loss per share information presented in accordance with GAAP is as follows:

                                              Three months ended June 30,   Six months ended June 30,
                                                 1996            1995          1996           1995
                                                 ----            ----          ----           ----
Net loss per share                            $   (0.22)      $   (0.25)    $   (0.50)     $   (0.44)
                                              ==========      ==========    ==========     =========

Shares used in computing net loss per share    5,744,241       3,531,501     4,927,140      3,426,915
                                              ==========      ==========    ==========     ==========

Note 3. Cash Equivalents and Investments

At June 30, 1996 the Company's cash equivalents and investments are interest-bearing, highly liquid investment grade securities with maturities of generally less than 90 days. The cost of these securities approximates fair value and the amount of unrealized gains or losses is not significant. At June 30, 1996 one debt security with an amortized cost of $982,647 has a maturity longer than 90 days and is therefore classified as a short-term investment and not as a cash equivalent.

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1996

Note 4. Debt

On May 28, 1996 fixed rate convertible promissory notes to related parties in the amount of $1,800,000 plus accrued interest of $65,083 were converted into 497,349 shares of Common Stock.

On May 31, 1996 a portion of the proceeds from the initial public offering was used to pay in full fixed rate promissory notes to related parties totaling $1,500,150 and a note payable to a bank in the amount of $300,000. At June 30, 1996, there are no loans or debt outstanding.

Note 5. Shareholders' Equity

Recapitalization

On May 28, 1996 all the 1,611,269 outstanding shares of Class B Common Stock were converted on a one-for-one basis into shares of Common Stock and accrued salaries of $320,624 were converted into 100,195 shares of Common Stock. In addition, on May 28, 1996 the holders of warrants for 1,261,899 shares made cashless exercises thereof to purchase an aggregate of 889,912 shares of Common Stock (after giving effect to the conversion on a one-for-one basis of shares of Class B Common Stock issued upon exercise of such warrants) and holders of additional warrants exercised such warrants in full to purchase 47,104 shares of Common Stock for $208,218.

On May 28, 1996 the Company filed an amendment to its Articles of Incorporation whereby the number of authorized shares of Common Stock was increased from 14,000,000 to 25,000,000, the Class B Common Stock was eliminated and 5,000,000 shares of Preferred Stock were authorized.

Initial Public Offering

The Company's initial public offering became effective on May 23, 1996. The offering closed on May 29, 1996 with an issuance of 2,400,000 shares of Common Stock and net proceeds (after underwriting discounts) of $31,248,000 before related expenses of approximately $634,000. The offering is reflected in the financial statements for the three months ended June 30, 1996.

Stock Options

During the three months ended June 30, 1996 stock options were granted under the Company's stock option plan covering 36,500 shares. These options vest over a four-year period. In addition, on May 20, 1996 the Company amended an option to purchase 100,000 shares of Common Stock at $3.20 per share of which options for 75,000 shares had not yet become exercisable. As amended, options to purchase such 75,000 shares become exercisable at the annual rate of 25,000 shares beginning May 20, 1997, subject to acceleration upon the achievement of three specified milestones at the rate of 25,000 shares per milestone. The Company will record total non-cash compensation expense of $810,000 ratably over the three year period ending May 19, 1999, subject to acceleration if the specified milestones are met at earlier dates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Novoste, incorporated in January 1987, was first capitalized and commenced operations in May 1992. To date the Company has been engaged primarily in research and development efforts and clinical trials in interventional cardiology, electrophysiology and critical care products. Commencing in 1994, the Company has devoted its efforts to developing the King Beta-Cath SystemTM, an intraluminal beta radiation catheter delivery system designed to reduce the frequency of restenosis subsequent to percutaneous transluminal coronary angioplasty ("PTCA"). The King Beta-Cath System ("KBC System") applies localized beta radiation to the site of the vascular injury caused by a PTCA procedure and is designed to inhibit long-term cell proliferation ("hyperplasia") and vascular remodeling, each primary causes of restenosis. The KBC System was developed in collaboration with certain physicians at Emory University Hospital, including its Director of Interventional Cardiology, Dr. Spencer B. King, III. The Company is conducting human clinical trials at Emory and Rhode Island Hospital under an Investigational Device Exemption ("IDE") granted by the U. S. Food and Drug Administration ("FDA") to determine the clinical safety of the KBC System for use in coronary arteries. Patient enrollment for the clinical trial at Emory was completed on July 31, 1996.

     For the period since its capitalization to June 30, 1996 the Company has earned minimal non-recurring revenues from the sale of patent and option rights and license and contract fees and experienced significant losses in each year. At June 30, 1996 the Company had an accumulated deficit of approximately $10 million. Further, Novoste expects to continue to incur significant operating losses through at least 1998 and expects cumulative losses to increase significantly as the Company continues to initiate new research and development projects, conduct its clinical trials in the United States, Canada and Europe, seek regulatory approval or clearance for its products, expand its sales and marketing efforts in contemplation of product introduction and market development and increase its administrative activities to support growth of the Company.

     There can be no assurance that the Company's research and development efforts will be successfully completed. Additionally, as clinical testing has only recently commenced, there can be no assurance that the KBC System will be safe and effective. There can be no assurance that the KBC System will be approved by the FDA or any foreign government agency or that the KBC System or any other product developed by Novoste will be successfully introduced or attain any significant level of market acceptance.

Results of Operations

Comparison of Three Months Ended June 30, 1996 and 1995

     Revenue. No revenues were earned in the three months ended June 30, 1996 or 1995.

     Research and Development. Research and development expenses increased to $606,000 in the three months ended June 30, 1996 from $411,000 in the same period of 1995. This increase in expenses was due to the increase in outside consulting and services attributable to the development of the KBC System and the commencement of clinical studies.

     General and Administrative. General and administrative expenses in the three month period ended June 30, 1996 increased to $693,000 from $407,000 in the three months ended June 30, 1995. This increase in expenses was principally due to accrued severance.

     Interest Income (Expense). Net interest income of $99,000 was earned during the three months ended June 30, 1996, while net interest expense of $3,000 was incurred in the same period of 1995. The $102,000 increase in net interest income was due to the interest earned on the higher average cash balances resulting from the completion of the Company's initial public offering in May 1996 and the use of a portion of the proceeds to pay in full all outstanding loans at May 31, 1996. Interest income is expected to increase substantially in 1996 as a result of the higher cash balances.

Comparison of Six Months Ended June 30, 1996 and 1995

     Revenue. No revenues were earned in the six months ended June 30, 1996 as compared to $1,200 of miscellaneous sales in the six months ended June 30, 1995.

     Research and Development. Research and development expenses increased to $1,347,000 in the six months ended June 30, 1996 from $724,000 in the six months ended June 30, 1995. This increase in expenses was due to the hiring of additional personnel, an increase in outside consulting and services attributable to the development of the KBC System, and the support of pre-clinical studies.

     General and Administrative. General and administrative expenses in 1996 increased to $1,062,000 from $658,000 in 1995. This increase in expenses was principally due to severance and additions to the Company's management to support the Company's increased activities.

     Salary expense in both the general and administrative and research and development areas will continue to increase during the second half of 1996 due to the impact of planned hires and salary increases granted effective July 1, 1996.

     Interest Income (Expense). Net interest income of $68,000 was earned during the six months ended June 30, 1996, while net interest expense of $7,000 was incurred in the same period of 1995. The increase in net interest income of $75,000 was due to the interest earned on the higher average cash balances resulting from completion of the Company's initial public offering in May 1996 and the use of a portion of the proceeds to pay in full all outstanding loans at May 31, 1996.

Liquidity and Capital Resources

     The Company has financed its activities since inception principally through private placements of its Common Stock, Class B Common Stock and promissory notes. Since inception through May 22, 1996, the Company had obtained funds aggregating approximately $7 million in net proceeds from the issuance of Common Stock and Class B Common Stock, and approximately $1.8 million in net proceeds from the issuance of convertible promissory notes. On May 29, 1996, the Company completed an initial public offering, selling 2,400,000 shares of Common Stock at $14.00 per share, raising net proceeds of $30.6 million after related expenses.

     During the six months ended June 30, 1996 and 1995, the Company used cash to fund operations of $2.1 million and $1.3 million, respectively. Cash used to fund operations since inception was approximately $7.8 million. The changes in cash used in operations were due primarily to higher expenses associated with increased research and development activities, initiation of marketing and sales activities and increased general and administrative expenses to support increased operations. The Company's expenditures for equipment and improvements have aggregated $1.5 million since inception.

     On May 31, 1996 a portion of the initial public offering proceeds was used to pay off fixed rate promissory notes totaling $1,500,150 and a note payable to a bank for $300,000, which debt had been incurred in March and April, 1996. The Company's principal source of liquidity at June 30, 1996 consists of cash, cash equivalents and short-term investments of $30.2 million. The Company does not have any credit lines available or outstanding borrowings at June 30, 1996.

     The Company anticipates that its operating losses will continue through at least 1998 since it plans to expend substantial resources in funding clinical trials in support of regulatory approvals, and continues to expand research and development and marketing activities. Novoste believes that current cash balances and short-term investments, together with interest thereon, will be sufficient to meet the Company's operating and capital requirements through calendar 1997. Novoste may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. There can be no assurance that additional financing, if required, will be available on satisfactory terms or at all. Novoste's future liquidity and capital requirements will depend on numerous factors, including progress of the Company's product development programs, the receipt of and the time required to obtain regulatory clearances and approvals, actions relating to reimbursement matters, the costs and timing of expansion of marketing, sales, manufacturing and product development activities, the extent to which the Company's products gain market acceptance, and competitive developments.

PART II. OTHER INFORMATION

Item 5. Other Information

William Lane resigned as Vice President-Finance, Chief Financial Officer and Treasurer of the Company effective August 1, 1996. David Gill was elected to these same offices also effective August 1, 1996.

Item 6. Exhibits and Reports on Form 8-K

The following exhibits are included herein:

(11) Computation of net loss per share

(27) Financial data schedule

The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                               NOVOSTE CORPORATION


         August 12, 1996                 /s/ Thomas D. Weldon
- -------------------------------          ---------------------------------------
Date                                         Thomas D. Weldon
                                             President & Chief Executive Officer


         August 12, 1996                 /s/ David N. Gill
- -------------------------------          ---------------------------------------
Date                                         David N. Gill
                                             Vice President - Finance
                                             and Chief Financial Officer
                                             (Principal Financial & Accounting
                                             Officer)

                                  EXHIBIT INDEX

Exhibit                                                            Page
Number         Exhibit Description                                Number
- ------         -------------------                                ------

11             Computation of net loss per share                    14

27             Financial data schedule                              15