Form 10-Q
period 1996-09-30
NOVOSTE CORP /FL/
filed 1996-11-13
CIK 1012131

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


  X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934.

       For the quarterly period ended September 30, 1996.

_____ Transition period pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

       For the transition period from _____________ to ______________.


                                     0-20727
                                     -------
                            (Commission File Number)

                               Novoste Corporation
                               -------------------
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

     (Item 1)    Yes   X       No
                     ------       -----
     (Item 2)    Yes   X       No
                     ------       -----

As of September 30, 1996, there were 8,123,000 shares of the Registrant's Common Stock outstanding.


Exhibit Index on page:      16

Total number of pages:      18

                               NOVOSTE CORPORATION


                                    FORM 10-Q

                                      INDEX


PART I.    FINANCIAL INFORMATION                                       PAGE NO.

     Item 1. Condensed Financial Statements

             Condensed Balance Sheets as of September 30, 1996
               (unaudited) and December 31, 1995                         3

             Condensed Statements of Operations (unaudited) for
               the three and nine months ended September 30, 1996
               and 1995                                                  4

             Condensed Statements of Cash Flows (unaudited) for
               the nine months ended September 30, 1996 and 1995         5

             Notes to Condensed Financial Statements                     6-8


     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       9-12


PART II.   OTHER INFORMATION

     Item 2. Changes in Securities                                       13

     Item 6. Exhibits and Reports on Form 8-K                            13-14


SIGNATURES                                                               15

EXHIBIT INDEX                                                            16

EXHIBIT 11 - COMPUTATION OF NET LOSS PER SHARE

EXHIBIT 27  - FINANCIAL DATA SCHEDULE

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS

                                                    September 30,   December 31,
                                                         1996           1995
                                                    -------------   ------------
                                                      (unaudited)
Assets
Current assets:
    Cash and cash equivalents                        $ 26,056,739   $   817,587
    Short-term investments                              2,977,365          --
    Prepaid expenses and other current assets             202,364        14,628
                                                     ------------   -----------
Total current assets                                   29,236,468       832,215
Property and equipment, net                             1,059,524       932,681
License agreements, net                                   156,805       166,934
Other                                                     185,961       125,388
                                                     ============   ===========
                                                     $ 30,638,758   $ 2,057,218
                                                     ============   ===========

Liabilities and shareholders' equity
Current liabilities:
    Fixed rate convertible promissory notes
      with related parties                           $       --     $ 1,038,450
    Accounts payable                                      277,175       217,543
    Accrued expenses and taxes withheld                   249,832       482,584
                                                     ------------   -----------
Total current liabilities                                 527,007     1,738,577
                                                     ------------   -----------

Shareholders' equity:
    Preferred stock, $.01 par value, 5,000,000
      shares authorized at September 30, 1996,
      none authorized at December 31, 1995;
      no shares issued and outstanding                       --            --
    Common stock, $.01 par value, 25,000,000
      and 14,000,000 shares authorized,
      respectively; 8,128,280 and 2,482,622
      issued, respectively                                 81,283        24,826
    Class B common stock, $.01 par value
      ($5,698,509 liquidation value), none
      authorized at September 30, 1996; 6,000,000
      shares authorized and 1,611,269 shares
      issued and outstanding at December 31, 1995            --          16,113
    Additional paid-in capital                         41,272,741     7,760,175
    Deficit accumulated during the development
      stage                                           (11,226,433)   (7,466,633)
                                                     ------------   -----------
                                                       30,127,591       334,481
    Less treasury stock, 5,280 shares of common
      stock, at cost                                      (15,840)      (15,840)
                                                     ------------   -----------
Total shareholders' equity                             30,111,751       318,641
                                                     ============   ===========
                                                     $ 30,638,758   $ 2,057,218
                                                     ============   ===========

       SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS.

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                                             From inception
                                        Three months ended           Nine months ended       (May 22, 1992)
                                           September 30,                September 30,        to September 30,
                                         1996         1995            1996         1995            1996
                                         ----         ----            ----         ----            ----
Revenues:
     Option fees                     $      --     $      --     $      --     $       --     $    110,000
     Contract fees                          --            --            --             --           29,740
     Miscellaneous sales                    --            --            --            1,200         21,147
     License fees                           --            --            --             --          130,000
                                     -------------------------    -------------------------   ------------
                                            --            --            --            1,200        290,887
                                     -------------------------    -------------------------   ------------
Costs and expenses:
     General and administrative          633,828       299,162     1,696,212        957,655      5,394,079
     Research and development            965,237       390,808     2,312,251      1,114,432      5,756,734
     Depreciation and amortization        80,745        52,757       223,648        170,560        785,441
                                     -------------------------    -------------------------   ------------
                                       1,679,810       742,727     4,232,111      2,242,647     11,936,254
                                     -------------------------    -------------------------   ------------
Loss from operations                  (1,679,810)     (742,727)   (4,232,111)    (2,241,447)   (11,645,367)
                                     -------------------------    -------------------------   ------------

Interest income                          404,277         5,496       559,642         15,632        600,693
Interest expense                            (280)       (9,161)      (87,331)       (25,982)      (181,759)
                                     -------------------------    -------------------------   ------------
Net interest income                      403,997        (3,665)      472,311        (10,350)       418,934
                                     -------------------------    -------------------------   ------------
Net loss                             ($1,275,813)  ($  746,392)  ($3,759,800)  ($ 2,251,797)  ($11,226,433)
                                     =========================    =========================   ============

Net loss per share                   ($     0.16)  ($     0.16)  ($     0.60)  ($      0.48)
                                     =========================    =========================
Weighted average shares outstanding    8,086,006     4,743,447     6,275,378      4,650,180
                                     =========================    =========================

       SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS.

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                          From inception
                                                                 For the nine months     (May 22, 1992) to
                                                                  ended September 30,      September 30,
                                                                   1996          1995          1996
                                                                   ----          ----          ----
Cash flows from operating activities
Net loss                                                      ($ 3,759,800)  ($2,251,797)  ($11,226,433)
Adjustments to reconcile net loss to net cash used by
      operating activities:
      Depreciation and amortization                                223,647       170,560        785,440
      Issuance of stock for services or compensation               248,076        51,200        787,356
      Changes in assets and liabilities:
        Prepaid expenses                                          (187,736)       35,409       (209,823)
        Accounts payable                                            59,632       (18,538)       277,175
        Accrued expenses and taxes withheld                        152,954        65,821        635,538
                                                              ------------   -----------   ------------
Net cash used by operations                                     (3,263,227)   (1,947,345)    (8,950,747)
                                                              ------------   -----------   ------------

Cash flows from investing activities
Purchase of property and equipment                                (305,234)     (404,798)    (1,613,163)
Purchase of short-term investments                              (2,977,365)     (199,916)    (2,977,365)
Option to purchase assets                                             --         (90,000)       (90,000)
Other                                                                 --         (22,607)       (34,386)
                                                              ------------   -----------   ------------
Net cash used by investing activities                           (3,282,599)     (717,321)    (4,714,914)
                                                              ------------   -----------   ------------

Cash flows from financing activities
Proceeds from issuance of notes payable                          2,561,700       300,000      4,770,150
Repayment of notes payable                                      (1,800,150)     (850,000)    (2,970,150)
Proceeds from issuance of common stock                          30,815,210     3,511,382     37,714,182
Exercise of warrants                                               208,218          --          208,218
                                                              ------------   -----------   ------------
Net cash provided by financing activities                       31,784,978     2,961,382     39,722,400
                                                              ------------   -----------   ------------
Net increase in cash and cash equivalents                       25,239,152       296,716     26,056,739
Cash and cash equivalents at beginning of period                   817,587        79,496           --
                                                              ------------   -----------   ------------
Cash and cash equivalents at end of period                    $ 26,056,739   $   376,212   $ 26,056,739
                                                              ============   ===========   ============

Supplemental disclosures of cash flow information
Cash paid for interest                                        $    101,312   $    22,696   $    165,137
                                                              ============   ===========   ============

Supplemental schedule of non cash financing activities
Conversion of fixed rate promissory notes to related parties
      and accrued interest to common stock                    $  1,865,083
                                                              ============
Conversion of accrued salaries to common stock                $    320,624
                                                              ============

       SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS.

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               September 30, 1996


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

The operating results of the interim periods presented are not necessarily indicative of the results to be achieved for the year ending December 31, 1996. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto for the cumulative period from May 22, 1992 (inception) through December 31, 1995, included in the Company's Registration Statement on Form S-1 (No. 333-3374) filed with the Securities Exchange Commission ("SEC").

Note 2.  Net Loss Per Share

The net loss per share is computed based on the weighted average number of common shares outstanding after giving effect to certain adjustments described below. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive, except that, in accordance with SEC requirements, common and common stock equivalent shares issued during the twelve-month period prior to the initial filing of the public offering on April 11, 1996 have been included in the calculations as if they were outstanding through March 31, 1996 using the treasury stock method. See
Exhibit 11.

Historical net loss per share information presented in accordance with GAAP for the periods affected by the above mentioned SEC requirement is as follows:

                                Three months ended      Nine Months ended
                                   September 30,          September 30,
                                       1995            1996           1995
                                       ----            ----           ----

Net loss per share                  ($   0.19)       ($   0.63)    ($     0.63)
                                    =========        =========     ===========

Shares used in computing net
  loss per share                    3,833,436        6,002,227       3,574,031
                                    =========        =========     ===========

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               September 30, 1996


Note 3.  Cash Equivalents and Investments

Cash equivalents are comprised of certain highly liquid investments with maturities of less than three months. In addition to cash equivalents, the Company has investments in commercial paper that are classified as short-term (mature in more than 90 days but no more than one year). Such investments are classified as held-to-maturity, as the Company has the ability and intent to hold such until maturity. Investments held-to-maturity are carried at amortized cost, adjusted for the amortization or accretion of premiums or discounts without recognition of gains or losses that are deemed to be temporary. Premiums and discounts are amortized or accreted over the life of the related instrument as an adjustment to yield using the straight-line method, which approximates the effective interest method. Interest income is recognized when earned. Fair value approximates carrying value for all investments.

Note 4.  Debt

On May 28, 1996 fixed rate convertible promissory notes to related parties in the amount of $1,800,000 plus accrued interest of $65,083 were converted into 497,349 shares of Common Stock. On May 31, 1996 a portion of the proceeds from the initial public offering was used to pay in full fixed rate promissory notes to related parties totaling $1,500,150 and a note payable to a bank in the amount of $300,000. At September 30, 1996, there are no loans or debt outstanding.

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

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               September 30, 1996


Initial Public Offering

The Company's initial public offering became effective on May 23, 1996. The offering closed on May 29, 1996 with an issuance of 2,400,000 shares of Common Stock and net proceeds (after underwriting discounts) of $31,248,000 before related expenses of approximately $634,000. The offering is reflected in the financial statements for the nine months ended September 30, 1996.

Stock Options

During the three months and nine months ended September 30, 1996 stock options were granted under the Company's Amended and Restated Stock Option Plan covering 98,250 and 134,750 shares, respectively, which options vest over a four-year period. On August 20, 1996 the Stock Option and Compensation Committee of the Board of Directors of the Company adopted a Non-Employee Director Stock Option Plan subject to shareholder approval. Concurrently, stock options covering 45,000 shares were granted, which vest over a three year period and are contingent upon the individuals' continued service as directors. At September 30, 1996 the Company had options for 1,884,825 shares outstanding and 252,500 shares reserved for issuance under its Amended and Restated Stock Option Plan, and options for 45,000 shares outstanding and 55,000 shares reserved for issuance under the Non-Employee Director Stock Option Plan, respectively.

Note 6.  Subsequent Events

On October 25, 1996 the Company's Board of Directors declared a dividend of one Right for each share of Common Stock held of record at the close of business on November 25, 1996. The Rights are generally not exercisable until 10 days after an announcement by the Company that a person has acquired 15% of the Company's Common Stock or announces a tender offer which could result in the ownership of 15% or more of the Company's Common Stock. Each Right, should it become exercisable, will entitle the owner to buy 1/100th of a share of new Series A participating preferred stock at an exercise price of $85.

In the event the Rights become exercisable as a result of the acquisition of shares, each Right will entitle the owner, other than the acquiring person, to buy at the Rights' then current exercise price a number of shares of Common Stock with a market value equal to twice the exercise price. In addition, unless the acquiring person owns more than 50% of the outstanding shares of Common Stock, the Board of Directors may elect to exchange all outstanding Rights (other than those owned by such acquiring person or affiliates thereof) at an exchange ratio of one share of Common Stock per Right. The Rights expire on November 25, 2006 unless the Company merges with another company under certain conditions or redeems or exchanges the Rights before this date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

Certain statements in this Form 10-Q constitute "forward-looking statements" and the Company intends that such forward-looking statements be subject to the safe harbors provisions of the Private Securities Litigation Reform Act of 1995. Words such as "believes," "expects," "estimates," "anticipates," and "will be," and similar words or expressions, identify forward-looking statements made by or on behalf of the Company. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and risks which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and risks include but are not limited to (i) whether the KBC System, the Company's primary product in development, will prove safe and effective; (ii) whether and when the Company will obtain approval of the KBC System from the United States Food and Drug Administration (FDA) and corresponding foreign agencies; (iii) the Company's need to achieve manufacturing scale-up in a timely manner, and its need to provide for the efficient manufacturing of sufficient quantities of its products; (iv) the Company's dependence on the KBC System as the primary source of future revenue;
(v) the lack of an alternative source of supply for the radiation source materials used in the KBC System; (vi) the Company's patent and intellectual property position; (vii) the Company's need to develop the marketing, distribution, customer service and technical support and other functions critical to the success of the Company's business plan; (viii) the effectiveness and ultimate market acceptance of the KBC System; (ix) limitations on third party reimbursement; and (x) competition between rival developers of restenosis reduction products, general business conditions in the healthcare industry and general economic conditions. The Company does not undertake any obligation to update or revise any forward-looking statement, made by it or on its behalf, whether as a result of new information, future events, or otherwise.

Overview

Novoste, incorporated in January 1987, was first capitalized and commenced operations in May 1992. To date the Company has been engaged primarily in research and development efforts and clinical trials in interventional cardiology, electrophysiology and critical care products. Commencing in 1994, the Company has devoted its efforts to developing the King Beta-Cath SystemTM, an intraluminal beta radiation catheter delivery system designed to reduce the frequency of restenosis subsequent to percutaneous transluminal coronary angioplasty ("PTCA"). The King Beta-Cath System ("KBC System") applies localized beta radiation to the site of the vascular injury caused by a PTCA procedure and is designed to inhibit long-term cell proliferation ("hyperplasia") and vascular remodeling, each primary causes of restenosis. The KBC System was developed at Emory University Hospital, in collaboration with certain physicians, including its Director of Interventional Cardiology, Dr. Spencer B. King, III.

The research, manufacture, sale and distribution of medical devices such as the Company's KBC System are subject to numerous regulations imposed by governmental authorities, principally the FDA and corresponding state and foreign agencies. The regulatory process is lengthy, expensive and uncertain. U.S. Food and Drug Administration ("FDA") approval of a Pre Market Approval ("PMA") application is required before any KBC System can be marketed in the United States. Securing FDA approvals will require submission to the FDA of extensive clinical data and technical information. The Company is conducting Phase I human clinical trials at Emory and Rhode Island Hospital under an Investigational Device Exemption ("IDE") granted by the FDA to determine the clinical safety of the KBC System for use in coronary arteries. Patient enrollment for the clinical trial at Emory was completed on July 31, 1996 and the enrollment at Rhode Island was completed on October 25, 1996. The Company has also received approval to start a clinical trial in Canada and anticipates starting patient enrollment prior to December 31, 1996.

For the period since its capitalization to September 30, 1996 the Company has earned minimal non-recurring revenues from the sale of patent and option rights and license and contract fees and experienced significant losses in each period. At September 30, 1996 the Company had an accumulated deficit of approximately $11 million. Further, Novoste expects to continue to incur significant operating losses through at least 1998 and expects cumulative losses to increase significantly as the Company continues to initiate new research and development projects, conduct its clinical trials in the United States, Canada and Europe, seek regulatory approval or clearance for its products, expand its sales and marketing efforts in contemplation of product introduction and market development and increase its administrative activities to support growth of the Company.

There can be no assurance that the Company's research and development efforts will be successfully completed. Additionally, as clinical testing has only recently commenced, there can be no assurance that the KBC System will be safe and effective. There can be no assurance that the KBC System will be approved by the FDA or any foreign government agency or that the KBC System or any other product developed by Novoste will be successfully introduced or attain any significant level of market acceptance. There can be no assurance that the Company will ever achieve either significant revenues from sales of its KBC System or ever achieve or sustain profitability.

Results of Operations

Net loss for the three months ended September 30, 1996 was $1,276,000, or ($0.16) per share, as compared to $746,000, or ($0.16) per share, for the three months ended September 30, 1995. Net loss for the nine months ended September 30, 1996 was $3,760,000, or ($0.60) per share, as compared to $2,252,000, or
($0.48) per share for the year earlier period. The increase in net loss in the three and nine months ended September 30, 1996 compared to the year earlier periods is due to increased spending for research and development and general and administrative expenses related to the Company's development of its KBC System, offset by increased interest income earned from the investment of the net proceeds raised in the initial public offering in May 1996.

Revenues. No revenues were earned in the three months ended September 30, 1996 or 1995. No revenues were earned in the nine months ended September 30, 1996 as compared to $1,200 of miscellaneous sales in the nine months ended September 30, 1995.

Research and Development Expense. Research and development expenses increased 147% to $965,000 for the three months ended September 30, 1996 from $391,000 for the three months ended September 30, 1995. For the nine months ended September 30, 1996, research and development expenses increased 108% to $2,312,000 million from $1,114,000 for the same period in 1995. These increases were primarily a result of the Company's Phase I clinical trials of the KBC System, which were initiated in 1996. The Company expects research and development expenses to substantially increase in the future when the Company initiates Phase II clinical trials of its KBC System both in the U.S. and selected foreign countries.

General and Administrative Expense. General and administrative expenses increased 112% to $634,000 for the three months ended September 30, 1996 from $299,000 for the three months ended September 30, 1995. For the nine months ended September 30, 1996, general and administrative expenses increased 77% to $1,696,000 from $958,000 for the same period in 1995. These increases from 1995 in general and administrative expenses were primarily a result of increased general and administrative personnel and higher salaries. The Company expects general and administrative expenses to increase in the future in support of a higher level of operations and to support obligations associated with being a public company.

Interest Income. Net interest income increased to $404,000 for the three months ended September 30, 1996 whereas net interest expense of $4,000 was incurred during the three months ended September 30, 1995. For the nine months ended September 30, 1996, net interest income increased to $472,000 from $10,000 of net interest expense for the same period in 1995. The increases in interest income were primarily due to the closing of the Company's initial public offering resulting in larger cash equivalents and short-term investment balances.

Liquidity and Capital Resources

The Company has financed its activities since inception principally through its initial public offering which closed in May 1996 as well as private placements of its Common Stock, Class B Common Stock and promissory notes. Since inception through September 30, 1996, the Company obtained funds aggregating approximately $37.7 million in net proceeds from the issuance of Common Stock and Class B Common Stock (including approximately $30.6 million in net proceeds from its initial public offering), and approximately $1.8 million in net proceeds from the issuance of convertible promissory notes.

During the nine months ended September 30, 1996 and 1995, the Company used cash to fund operations of $3.3 million and $1.9 million, respectively. Cash used to fund operations since inception was approximately $9.0 million. The increases in cash used in operations were due primarily to higher expenses associated with increased research and development activities, initiation of marketing and sales activities and increased general and administrative expenses to support increased operations. The Company's expenditures for equipment and improvements have aggregated $1.6 million since inception. Future cash needs for operating activities are anticipated to be higher than historical levels because of the development, manufacturing scale-up and commercialization of the KBC System, subject to the factors discussed above.

The Company's principal source of liquidity at September 30, 1996 consisted of cash, cash equivalents and short-term investments of $29.0 million. The Company did not have any credit lines available or outstanding borrowings at September 30, 1996.

The Company anticipates that its operating losses will continue through at least 1998 because it plans to expend substantial resources in funding clinical trials in support of regulatory approvals, and continues to expand research and development and marketing activities. Novoste believes that current cash balances and short-term investments, together with interest thereon, will be sufficient to meet the Company's operating and capital requirements through calendar 1997. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's clinical research and product development programs; the receipt of and the time required to obtain regulatory clearances and approvals; the resources required to gain approvals; the resources the Company devotes to the development, manufacture and marketing of its products; the resources required to hire and develop a direct sales force in the United States, develop distributors internationally, and to expand manufacturing capacity; facilities requirements; market acceptance and demand for its products; and other factors. Novoste may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. There can be no assurance that additional financing, if required, will be available on satisfactory terms, or at all.

PART II. OTHER INFORMATION

Item 2. Changes in Securities

On October 25, 1996 the Company's Board of Directors declared a dividend of one Right for each share of Common Stock held of record at the close of business on November 24, 1996. The Rights are generally not exercisable until 10 days after an announcement by the Company that a person has acquired 15% of the Company's Common Stock or announces a tender offer which could result in the ownership of 15% or more of the Company's Common Stock. Each Right, should it become exercisable, will entitle the owner to buy 1/100th of a share of new Series A participating preferred stock at an exercise price of $85.

In the event the Rights become exercisable as a result of the acquisition of shares, each Right will entitle the owner, other than the acquiring person, to buy at the Rights' then current exercise price a number of shares of Common Stock with a market value equal to twice the exercise price. In addition, unless the acquiring person owns more than 50% of the outstanding shares of Common Stock, the Board of Directors may elect to exchange all outstanding Rights (other than those owned by such acquiring person or affiliates thereof) at an exchange ratio of one share of Common Stock per Right. The Rights expire on November 25, 2006 unless the Company merges with another company under certain conditions or redeems or exchanges the Rights before this date.

Item 6. Exhibits and Reports on Form 8-K

(a)  The following exhibits are included herein:

*3.2  (a) Form of First Amendment to Amended and Restated Articles of
          Incorporation of Novoste Corporation to be filed with the Department of State of the State of Florida prior to the Record Date (as defined in the Rights Agreement).

*4.17 (a) Form of Rights Agreement, dated as of October 25, 1996, between
          Novoste Corporation and American Stock Transfer & Trust Company, which includes as Exhibit B thereto the Form of Right Certificate. Pursuant to the Rights Agreement, the Right Certificates will not be mailed until after the earlier of (i) the first date of a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding Common Shares, or (ii) 10 business days following the commencement of, or announcement of an intention to commence, a tender or exchange offer the consummation of which would result in a person or group beneficially owning 15% or more of such outstanding Common Shares.

*4.17 (b) Summary of Rights to Purchase Preferred Shares of Novoste Corporation.

(11)      Computation of net loss per share

(27)      Financial data schedule

* Each of the Exhibits is filed as an Exhibit with the corresponding Exhibit No. to Registrant's Form 8-A filed with the Securities and Exchange Commission on October 30, 1996 and incorporated herein by reference thereto.

(b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     NOVOSTE CORPORATION


      November 8, 1996                 s/Thomas D. Weldon
-------------------------------       --------------------------------------
Date                                  Thomas D. Weldon
                                      President & Chief Executive Officer



       November 8, 1996                     s/David N. Gill
-------------------------------       --------------------------------------
Date                                  David N. Gill
                                      Vice President - Finance
                                      and Chief Financial Officer
                                      (Principal Financial & Accounting Officer)

                  EXHIBIT INDEX

Exhibit                                                                    Page
Number             Exhibit Description                                    Number
-------     -----------------------------------                           ------
*3.2  (a)   Form of First Amendment to Amended and Restated
            Articles of Incorporation of Novoste Corporation to be filed with the Department of State of the State of Florida prior to the Record Date (as defined in the Rights Agreement).

*4.17 (a)   Form of Rights Agreement, dated as of October 25, 1996,
            between Novoste Corporation and American Stock Transfer &
            Trust Company, which includes as Exhibit B thereto the Form of Right Certificate. Pursuant to the Rights Agreement, the
            Right Certificates will not be mailed until after the earlier of
            (i) the first date of a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding Common Shares, or (ii) 10 business days following the commencement of, or announcement of an intention to commence, a tender or exchange offer the consummation of which would result in a person or group beneficially owning 15% or more of such outstanding Common
            Shares.

*4.17 (b)   Summary of Rights to Purchase Preferred Shares of Novoste
            Corporation.

11          Computation of net loss per share

27          Financial data schedule



* Each of the Exhibits is filed as an Exhibit with the corresponding Exhibit No. to Registrant's Form 8-A filed with the Securities and Exchange Commission on October 30, 1996 and incorporated herein by reference thereto.