Form 10-K
period 1996-12-31
NOVOSTE CORP /FL/
filed 1997-03-10
CIK 1012131

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K


     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

     |_| TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934. FOR THE TRANSITION PERIOD _____________ TO ____________.


                         Commission File Number: 0-20727

                               Novoste Corporation
             (Exact Name of Registrant as Specified in Its Charter)

          Florida                                               59-2787476
 (State or Other Jurisdiction of                            (I.R.S. Employer
  Incorporation or Organization)                            Identification No.)

  4350-C International Blvd., Norcross, GA                        30093
  (Address of Principal Executive Offices)                      (Zip Code)

           Registrant's telephone, including area code: (770) 717-0904

          Securities registered pursuant to Section 12(b) of the Act: None

              Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

                       Rights to Purchase Preferred Shares
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|.

As of February 28, 1997, there were 8,430,375 shares of Common Stock outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $67,435,826 based upon the closing sales price of the Common Stock on February 28, 1997 on the NASDAQ National Market. Shares of Common Stock held by each officer, director, and holder of five percent or more of the Common Stock outstanding as of February 28, 1997 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 1996 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                               NOVOSTE CORPORATION
                                    FORM 10-K

                                      INDEX
PART I
         Item 1.  Business
                  The Company
                  Industry Overview
                  Novoste Solution
                  The Beta-CathTM System
                  Other Intracoronary Radiation Therapy Approaches Novoste Business Strategy
                  Clinical Trial and Regulatory Status
                  Product Development
                  Marketing and Distribution
                  Manufacturing and Materials
                  Competition
                  Patents and Proprietary Technology
                  Government Regulation
                  Third-Party Reimbursement
                  Product Liability Insurance
                  Employees and Consultants
                  Additional Risk Factors

         Item 2.  Properties

         Item 3.  Legal Proceedings

         Item 4.  Submission of Matters to a Vote of Security Holders

PART II.
         Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         Item 6.  Selected Financial Data

         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 8.  Financial Statements and Supplementary Data

         Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III.
         Item 10. Directors and Executive Officers of The Registrant

         Item 11. Executive Compensation

         Item 12. Security Ownership of Certain Beneficial Owners and Management

         Item 13. Certain Relationships and Related Transactions

PART IV.
         Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K

                                     PART I

Item 1. BUSINESS

The statements contained in this Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and risks which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and risks include, but are not limited to, whether the Beta-CathTM System, the Company's primary product in development, will prove safe and effective; whether and when the Company will obtain approval of the Beta-Cath TM System from the United States Food and Drug Administration (FDA) and corresponding foreign agencies; the Company's need to achieve manufacturing scale-up in a timely manner, and its need to provide for the efficient manufacturing of sufficient quantities of its products; the Company's dependence on the Beta-Cath TM System as the primary source of future revenue; the lack of an alternative source of supply for the radiation source materials used in the Beta-CathTM System; the Company's patent and intellectual property position; the Company's need to develop the marketing, distribution, customer service and technical support and other functions critical to the success of the Company's business plan; the effectiveness and ultimate market acceptance of the Beta-CathTM System; limitations on third party reimbursement; and competition between rival developers of restenosis reduction products. These risks are discussed under "Item 1 - Business" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." Additional risk factors include those that may be set forth in reports filed by the Company from time to time on Forms 10-Q and 8-K. The Company does not undertake any obligation to update any forward-looking statements.

The Company

Novoste, a development stage company with minimal revenues to date, was incorporated in Florida in January 1987 and was first capitalized and commenced operations in May 1992.

Novoste is developing the Beta-CathTM System, an intraluminal beta radiation catheter delivery system designed to reduce the frequency of restenosis subsequent to percutaneous transluminal coronary angioplasty ("PTCA"). The Beta-CathTM System applies localized beta radiation to the site of the vascular injury caused by a PTCA procedure and is designed to inhibit long-term cell proliferation ("hyperplasia") and vascular remodeling, each primary causes of restenosis. The Beta-CathTM System was developed in collaboration with certain physicians at Emory University Hospital, including its Director of Interventional Cardiology, Dr. Spencer B. King, III. The Company has completed patient enrollment for a Phase I human clinical trial at Emory and Rhode Island University Hospital under an Investigational Device Exemption ("IDE") granted by the FDA to determine the clinical safety of the Beta-CathTM System for use in coronary arteries. Sixteen of the twenty-three patients enrolled into the study have now returned for their six month follow-up visit. Of these sixteen patients, two have required an additional procedure at the original treatment site.

Industry Overview

Coronary Artery Disease. Coronary artery disease is the leading cause of death in the United States. More than 13 million people in the United States currently have been diagnosed with coronary artery disease, which is generally characterized by the progressive accumulation of plaque as a result of the deposit of cholesterol and other fatty materials on the walls of the arteries. The accumulation of plaque leads to a narrowing of the interior passage, or lumen, of the arteries, reducing blood flow to the heart muscle. When blood flow to the heart muscle becomes insufficient, oxygen supply is restricted and a heart attack and death may result. Each year more than 1 million revascularization procedures are performed in the United States, and approximately 1.8 million of such procedures are performed worldwide, to treat coronary artery disease to increase blood flow to the heart muscle.

Coronary Artery Bypass Graft. Coronary artery bypass graft ("CABG") surgery was introduced as a treatment for coronary artery disease in the 1950s, when technology was developed to enable physicians to stop a patient's heart during surgery. CABG is a highly invasive, open surgical procedure in which blood vessel grafts are used to bypass the site of a blocked artery, thereby restoring blood flow. CABG, still considered the most effective and long-lasting treatment for coronary artery disease, is generally the primary treatment for severe coronary artery disease involving multiple vessels. In addition, CABG is often a treatment of last resort for patients who have undergone other less invasive procedures but require reintervention. However, CABG has significant limitations, including medical complications, such as stroke, multiple organ dysfunction, inflammatory response, respiratory failure and post-operative bleeding, each of which may result in death. In addition, CABG is a very expensive procedure and requires a long recovery period. In the United States, the average cost of undergoing CABG is approximately $36,000, the average post-operative hospital stay following CABG is approximately five to seven days and the average recuperation period following discharge from the hospital is approximately six to eight weeks. In 1995, approximately 400,000 CABG procedures were performed in the United States. Currently, several minimally invasive surgical techniques are being developed to lessen the cost and trauma of CABG procedures.

PTCA and Other Catheter Based Technologies. Since its clinical introduction in the late 1970s, PTCA has emerged as the principal, less invasive alternative to CABG. PTCA is a procedure performed in a cath lab by an interventional cardiologist. During PTCA, a guidewire is inserted into a blood vessel through a puncture in the leg (or arm in some cases) and guided through the vasculature to a diseased site in the coronary artery. A balloon-tipped catheter is then guided over the wire to the deposit of plaque ("lesion") occluding the artery. Once the balloon is positioned across the lesion inside the vessel, the balloon is inflated and deflated several times. Frequently, successively larger balloons are inflated at the lesion site, requiring the use of multiple balloon catheters. The inflation of the balloon cracks or reshapes the plaque and the arterial wall, thereby expanding the arterial lumen. Though injury to the arterial wall often occurs under balloon pressure, PTCA typically results in increased blood flow without the actual removal of any plaque. In 1996, it is estimated that more than 500,000 PTCA procedures were performed in the United States and approximately another 450,000 procedures were performed outside the United States. The average cost of each PTCA procedure in the United States is approximately $15,000, or less than one-half of the average cost of CABG, and the length of stay and recuperation period are substantially less than those required for CABG.

Though PTCA has grown rapidly as a highly effective, less invasive therapy to treat coronary artery disease, the principal limitation of PTCA is the high rate of restenosis, a re-narrowing of a treated artery, which generally requires reintervention. Due to the effects of restenosis, the long-term cost-effectiveness of PTCA has not proven greater than that of CABG for multi-vessel diseases. Studies have indicated that, within six months after PTCA, between 25% and 45% of PTCA patients experience restenosis. In addition, 45% of patients with multi-vessel coronary artery disease who received PTCA have been shown to require reintervention within three years of treatment. Finally, although the average cost of PTCA is less than one-half of that of CABG, a recent study indicated that three years after the procedure, PTCA has no cost advantage over CABG due to the need for subsequent interventional treatment.

A variety of other catheter-based, minimally invasive, interventional devices for coronary artery disease have been developed in an attempt to reduce the frequency of restenosis following PTCA. These devices include atherectomy devices (catheter devices that cut and remove plaque from the arterial wall), rotational ablation devices (catheter devices which use a rotating burr to remove plaque), and laser catheter devices (devices that use laser energy to reduce plaque in arteries). Although these new approaches to coronary artery disease have been found to be effective in certain lesion types and in certain locations in the coronary arteries, like PTCA they also exhibit high rates of restenosis.

Pathology of Restenosis. Clinical restenosis is typically defined as a renarrowing of a coronary artery within six months of a revascularization treatment to less than 50% of its original size. Restenosis is a vascular response to arterial injury and occurs frequently after a revascularization procedure, which stretches coronary arteries or otherwise damages the treated segment of the artery. Due to multiple mechanisms controlling vascular repair, restenosis may occur within a short period after a revascularization procedure or may develop over the course of months or years. Restenosis that occurs shortly after a revascularization procedure is usually attributed to elastic recoil (acute loss of lumen diameter) of the artery.

Longer term, restenosis may result from excessive proliferation of cells at the treatment site ("hyperplasia") or from a generalized geometric remodeling of the arterial segment, the causes of which are not well understood. Hyperplasia is a physiological response to injury, similar to scarring which occurs in wound healing. In response to an arterial injury from revascularization, the body sets off a biochemical response to repair the injury site and protect it from further harm. This response will include a signal to adjacent cells of the arterial wall to multiply. Often this cell proliferation goes unchecked, resulting in a much thicker and inelastic arterial wall and in reduced blood flow. The Company believes that hyperplasia and vascular remodeling are responsible for a large portion of the overall effect of restenosis.

Coronary Stenting. Coronary stents are expandable, implantable metal devices permanently deployed at a lesion site. Stents maintain increased lumen diameter by mechanically supporting the diseased site in a coronary artery. Of all the non-surgical treatments which have sought to improve upon PTCA, stents have demonstrated the best results in reducing the rate of restenosis. In a typical stent procedure, the artery is pre-dilated at the lesion site with a balloon catheter and the stent is delivered to the site of the lesion and deployed with the use of a second balloon catheter, which expands the stent and firmly positions it in place. This positioning is often followed by a third dilatation using a high pressure balloon to fully expand and secure the stent. Once placed, stents exert radial force against the walls of the coronary artery to enable the artery to remain open and functional.

Recent studies have concluded that the rate of restenosis in patients who receive coronary stents following PTCA is approximately 30% lower than in patients treated only by PTCA. Additional clinical studies with stents which incorporate a specialized coating may show a greater reduction in the rate of restenosis. Stents appear to be effective in reducing the frequency of restenosis resulting from elastic recoil and vascular remodeling but they increase hyperplasia.

The use of stents has grown rapidly since commercial introduction in the United States in 1994, and it is estimated that they were utilized in approximately 150,000 of the approximately 500,000 PTCA procedures performed in the United States in 1996. It is also estimated that over 600,000 stents were utilized worldwide in 1996. Despite their rapid adoption, stents have certain drawbacks. Not only are they permanent implants which may result in unforeseen long-term adverse effects, but they cannot be used in cases where the coronary arteries are too tortuous or too narrow. In addition, the use of stents significantly increases the cost of a PTCA procedure and restenosis may still occur, often requiring reintervention in patients who receive stents.

The Novoste Solution

The Company's Beta-Cath System is designed to reduce the frequency of restenosis following PTCA by applying localized beta radiation to the treatment site in the coronary artery. The Beta-Cath System is designed to be safe and cost-effective and to fit well with techniques currently used by interventional cardiologists in the cardiac catheterization lab. The Beta-Cath System targets the primary causes of restenosis by attempting to prevent or inhibit hyperplasia and long-term vascular remodeling. Its localized beta radiation sources can be handled with little risk to the health care workers or to the patients because the penetration of electrons associated with beta radiation is quite limited and easily shielded. The Company expects that the Beta-Cath System will provide significant cost savings, principally by reducing the costs associated with reintervention required following PTCA and coronary stenting.

The Beta-Cath System is founded on the Company's belief, based on recent clinical and pre-clinical studies, that localized beta radiation is likely to reduce coronary artery restenosis rates by inhibiting cell proliferation which occurs in response to PTCA. Radiation has been used therapeutically in medicine for more than 50 years, and is extensively used for the treatment of proliferative cell diseases, such as cancer. Cancer therapy has primarily involved the use of gamma radiation, which is highly penetrating and may be dangerous unless handled and used with great care. The Company has designed the Beta-Cath System to use beta radiation, which is much less penetrating and thus easier to use and control than gamma radiation while providing equivalent efficacy. Beta radiation has been used less frequently in medicine (primarily in a topical application to treat certain skin and eye disorders) because of its more limited depth of penetration, but is viewed by the Company as well-suited for intraluminal use following PTCA, where the objective is to treat the inner surface and the wall of the artery with minimal exposure to adjacent tissues.

The Company is aware of five coronary clinical studies of the use of intraluminal radiation to reduce the frequency of restenosis in humans. Three of these studies have been conducted outside the United States: two used gamma radiation delivered using methods and equipment designed for use in cancer therapy, and one applied beta radiation using a wire positioned through the lumen of a special balloon catheter. The results of the fourth study which was conducted in the United States and used a combination of stents and gamma radiation, were recently published in November 1996. In this study a total of 26 patients were treated with gamma radiation and the results showed a significant reduction in restenosis compared to a control group of 29 patients. Enrollment for a fifth clinical study, performed in the United States using a beta emitting radioactive stent, was recently completed in January 1997. However, no clinical data has yet been published for this study. These studies, while involving a limited number of patients, tend to show a reduction in restenosis rates and no adverse effects from intraluminal radiation. In addition, the Company's animal studies, conducted at Emory University under the direction of Dr. Spencer King and his colleagues, Ron Waksman, M.D., Ian Crocker, M.D. and Keith Robinson, Ph.D., have also supported the conclusion that intraluminal radiation, and particularly beta radiation, can be effective in reducing the frequency of restenosis whether used alone following PTCA or as a combination therapy with coronary stenting. See "--Clinical Trial and Regulatory Status."

The Beta-Cath System

The Beta-Cath System is designed to deliver localized, intraluminal beta radiation to reduce the frequency of restenosis following PTCA.

The primary components of the Beta-Cath System are:

     Radiation Source Train. The beta radiation administered by the Beta-Cath System emanates from a "train" of several miniature cylindrical sealed sources ("radiation sources") containing Strontium 90 ( Strontium/ Yttrium), a beta emitting radioisotope. The use of beta, rather than gamma, radiation is intended to make the Beta-Cath System safer and less invasive. The delivered dose of the Company's radiation sources has been validated by standards established by the U.S. Department of Commerce National Institute of Standards and Technology, enabling a physician to accurately determine appropriate dosing levels. In addition, due to their long half lives (approximately 28 years) and because they will not come into contact with a patient's blood or tissue, the radiation sources are expected to be reused for numerous patients. Beta radiation from the Strontium 90 source can be easily shielded from health care workers by the use of approximately one-half inch thick quartz in the transfer device.

     Transfer Device. The transfer device is a multiple use, hand held instrument used to store the radiation sources when not in use. The transfer device (i) transfers the radiation sources to and from the delivery catheter via a mechanical gating system, (ii) contains a switching device that directs hydraulic force to move the radiation sources to or from the treatment zone and (iii) completely shields the beta radiation energy from health care workers while being handled in the hospital setting.

     Delivery Catheter. The delivery catheter is a single use, disposable, multi-lumen catheter which provides a pathway for the radiation sources to be rapidly delivered and retrieved from the coronary arterial segment to be treated. The delivery catheter is positioned by advancing it over the same guidewire used during the immediately preceding PTCA procedure. The radiation sources are delivered through a dual lumen closed hydraulic circuit, which is powered by a standard syringe.

The Beta-Cath System is intended to be used in a cath lab by an interventional cardiologist immediately after a PTCA procedure. The cardiologist uses a previously positioned guidewire utilized in the PTCA procedure to direct the delivery catheter into the vasculature of the patient until the treatment zone of the delivery catheter reaches the targeted site. The radiation sources are hydraulically driven from the transfer device to the target site in a matter of seconds through the radiation source train lumen of the delivery catheter. The radiation sources remain at the targeted site for less than five minutes to deliver a predetermined dose of radiation. They are then returned, through the same lumen, by the use of positive hydraulic pressure applied through the delivery catheter's fluid lumen. Upon completion of the procedure, the train of radiation sources is stored safely inside the transfer device and delivered to a designated radiation storage site within the hospital for safekeeping before use with another procedure. The procedure currently requires the participation of both an interventional cardiologist and a physician licensed to prescribe radiation therapy. While the need for two physicians is expected to result in increased costs associated with the Beta-Cath System, the Company believes the Beta-Cath System will be cost-effective, principally by reducing the costs associated with reinterventional procedures.

The Company believes the Beta-Cath System, when fully developed and tested, will have the following advantages:

          Non-implantable, Site-specific Therapy. The Beta-Cath System was designed to accurately treat only the area required to prevent restenosis without leaving a permanent implant in the body. The length of the radiation source train may be varied to coincide with lesion length.

          Utilization of Existing PTCA Techniques. Although intracoronary radiation is a new concept in coronary artery disease treatment, the Beta-Cath System was designed to be easily adopted and used by the cardiologist. The delivery catheter is very similar to a balloon angioplasty catheter, and it is positioned by advancing it over the guidewire already in place from the previous PTCA procedure.

          Flexibility. The cylinders that make up the Beta-Cath System's radiation source train, as well as the Beta-Cath System's delivery catheter material, are designed to be very flexible, giving the Beta-Cath System a very tight radius of curvature and the capability of navigating tortuous coronary anatomies.

          Short Procedure Times. The Beta-Cath System was designed to enhance patient safety and comfort by delivering the recommended dosage in less than five minutes of radiation exposure time per lesion.

          Multiple Use System. The radiation source train can be reused for numerous patients due to the long half-life of the isotope and because the source train does not come into contact with the patient's blood. As a result, inventory planning will be very straightforward, procedure costs will be attractive and last minute treatment decisions can be made. In addition, a single delivery catheter and source train may be used to treat multiple lesions within the same patient.

          Ease and Accuracy of Dosing. Because of the long half-life of the Company's radiation sources, prescribed treatment times will remain stable over the approved shelf life of the isotope. Intracoronary radiation systems which utilize short half-life isotopes are likely to require complex case by case dose calculations based on the current decay state of the isotope.

          Designed for Safety. The Beta-Cath System utilizes localized beta radiation, which results in total body radiation exposure significantly less than that received during routine x-ray during PTCA. Other safety mechanisms include: a closed source train lumen, special locking mechanisms to connect the delivery catheter to the transfer device and sufficient shielding in the transfer device to protect health care workers from radiation exposure.

Other Intracoronary Radiation Therapy Approaches

The Company is aware of two other types of medical devices currently under development to deliver intracoronary radiation therapy: (i) a radioactive tipped guidewire, and (ii) a radioactive stent. Guidewires with gamma-emitting radioactive tips have been used for some time in cancer therapy, and some researchers have used them to deliver intracoronary radiation to prevent restenosis. Gamma radiation is more penetrating and therefore more hazardous than beta radiation. Accordingly, this method requires the automated administration of radiation with a complex and expensive piece of computerized equipment (an "afterloader"), while healthcare workers are out of the room behind a protective barrier. The Company believes this method is impractical, because the use of gamma radiation subjects patients and healthcare workers to excessive radiation exposure and the use of an afterloader does not fit easily into the cath lab. The Company is also aware of at least one company developing a beta radiation tipped guidewire, perhaps to be used in conjunction with an afterloader.

Novoste is also aware of at least one company developing a radioactive stent. In theory, such a stent would address both elastic recoil and vascular remodeling and inhibit longer term hyperplasia. However, this method retains the problems inherent in leaving a permanent implant in the coronary artery. In addition, this approach might not effectively treat areas of the artery beyond the ends of the stent, areas which have been known to be restenotic. Finally, because it is a permanent implant, a radioactive stent would likely require the use of a radiation source with a short half-life. As a result, a hospital would have difficulty keeping an inventory of stents that have sufficient radioactivity at the time of implant.

The Novoste Business Strategy

The Company's objective is to become the leader in the commercialization of intravascular radiation devices for the treatment of restenosis. Elements of the Company's strategy include:

          Achieve First to Market Position in the United States. Novoste intends to be the first to market in the United States an intracoronary radiation device to treat coronary restenosis. The Company has completed enrollment in a human clinical trial in the United States under an IDE granted by the FDA to determine the clinical safety of the Beta-Cath System for use in coronary arteries. The Company expects to file for a second IDE study, to determine the clinical efficacy of the Beta-Cath System, prior to March 31, 1997.

          Establish Beta Radiation Therapy as the Standard Therapy to Prevent Restenosis. The Company's strategy is to introduce the Beta-Cath System into the cath lab as standard therapy to reduce the frequency of restenosis following PTCA, either on a stand-alone basis or in conjunction with coronary stenting. The Company seeks to establish interventional cardiologists as the primary providers of this therapy and plans to target top tier medical institutions and leading cardiologists for sale of the Beta-Cath System. In addition, the Company intends to conduct intensive physician training seminars to familiarize the cardiologists with the use of the Beta-Cath System.

          International Commercialization. The Company seeks to obtain required regulatory approvals as early as possible, particularly in countries with favorable regulatory environments. The Company anticipates marketing the Beta-Cath System in Canada and Europe through international distributors or corporate partners prior to its receipt of pre-marketing approval in the United States. A human clinical safety study, similar to the initial study recently completed at Emory University Hospital and Rhode Island Hospital, was commenced at a single site in Canada on February 19, 1997, and an additional study is expected to commence in The Netherlands in April 1997.

          Establish Radiation Therapy for Peripheral Vascular Applications. Restenosis is common following angioplasty of the peripheral arteries. In addition, a similar phenomena frequently occurs in veins adjacent to an arterial-venous shunt used for patients undergoing hemodialysis for end stage renal disease. The Company intends to leverage its core catheter and localized radiation technologies to expand its product offerings to other vascular markets where cell proliferation is of clinical significance.

          Protect and Enhance Proprietary Technology. The Company believes that its patent position may offer a significant competitive advantage. The Company has received a Notice of Allowance covering key aspects of the Beta-Cath System. The Company has also filed a counterpart application under the Patent Cooperation Treaty preserving the Company's right to file applications in the European Patent Office and certain other countries. The Company intends to obtain further protection of its proprietary technology and to defend its intellectual property rights against infringement.

Clinical Trial and Regulatory Status

In June 1995 the Company applied for an IDE to conduct a human clinical trial to determine the short-term clinical safety of the Beta-Cath System for use in the coronary arteries, and received such approval 29 days later. The IDE was based upon the Company's animal studies, conducted at Emory University Hospital under the direction of Dr. Spencer King and his colleagues Drs. Ron Waksman, Ian Crocker and Keith Robinson. These studies have supported the conclusion that intraluminal radiation, and particularly localized beta radiation, may be effective in reducing the frequency of restenosis whether used alone or as a combination therapy with coronary stenting. The Company has sponsored three such studies, the results of which have been published in three articles in Circulation, a primary cardiology journal. The objectives of the first two sets of animal experiments were to evaluate the effect of intraluminal gamma and beta radiation on neointimal cell formation in pig coronary arteries following balloon overstretch injury, a widely accepted method of modeling the restenosis response, and to determine whether the results would be similar using beta or gamma radiation. In both experiments, arteries treated with beta or gamma radiation equally demonstrated significantly decreased neointimal formation compared with control arteries, and a dose-response relationship was demonstrated. The objective of the third set of experiments was to determine whether intravascular radiation prior to stent implantation would also impact neointimal formation. Both gamma radiation and beta radiation were used with equal effectiveness to reduce the levels of neointimal formation after stent implantation.

As approved in July 1995, the IDE authorized the Company to conduct a single site human clinical trial at Emory University Hospital on a total of 15 patients, each of whom had a single vessel de novo (previously untreated) lesion. In April 1996 the IDE was amended to authorize the Company to conduct a parallel feasibility study utilizing substantially the same protocol on a total of 8 patients at a second site at Rhode Island Hospital in Providence. The IDE protocol provided that the patients be treated with standard PTCA and immediately thereafter with intravascular radiation using the Beta-Cath System. A follow-up review of the patient 30 days after treatment and a follow-up angiogram six months after the initial treatment are being performed to observe the treated artery. The IDE had four objectives: (i) to examine the safety of different dosing parameters; (ii) to evaluate the feasibility of the Beta-Cath System to deliver beta radiation to the coronary arteries; (iii) to confirm the operational specifications of the Beta-Cath System; and (iv) to compare the incidence of restenosis following PTCA coupled with the Beta-Cath System to results of a comparable trial showing the incidence of restenosis following PTCA alone.

As of December 31, 1996 the enrollment at both sites had been completed and a total of 23 patients had been treated. As of February 4, 1997, 16 of the 23 patients enrolled into the study had returned for their six month follow-up visit. Of these 16 patients, two have required an additional procedure at the original treatment site. On February 19, 1997, the Company commenced a similar feasibility study in Canada and expects to commence an additional study in The Netherlands in April 1997. The Company anticipates commencing a multicenter, triple-blinded, randomized human clinical trial in the United States in 1997, subject to FDA approval of an additional IDE. There can be no assurance that these or other trials will demonstrate the safety or efficacy of the Beta-Cath System.

Product Development

Research and development activities are performed by a 20 person product development team. The Company has also retained consultants to assist in many research and development activities, including design of the Beta-Cath System, designing, conducting and monitoring the clinical trials relating to the Beta-Cath System and advising on key aspects of radiation health physics and dosimetry. On June 27, 1996 the Company signed an agreement with a medical diagnostic engineering, development and design company to provide products and services to be used in the Company's product development. The agreement calls for aggregate payments of approximately $1.3 million through April 1997, of which $277,000 was paid in 1996.

The focus of the Company's current development efforts is to design future generation components of the Beta-Cath System. The commercial design of the delivery catheter will have a smaller outer diameter and be more flexible than the design currently being used in clinical trials. Likewise, the transfer device will be modified to have a more ergonomic design and to incorporate additional safety features. Future development efforts will focus on modifying the Beta-Cath System for use in peripheral vascular applications and potentially in arterial-venous shunt applications. There can be no assurance that the Company will be successful in developing these or other products.

Research and development expenses for the years ended December 31, 1996, 1995, and 1994 were approximately $4.6 million, $2.1 million, and $1.4 million, respectively.

In addition to the resources dedicated to the product development process, the Company has an internal regulatory affairs and clinical monitoring staff, which has responsibility for establishing, monitoring, collecting and analyzing data relating to clinical trials and regulatory approvals for the Beta-Cath System in the United States and abroad.

Marketing and Distribution

The Company anticipates marketing the Beta-Cath System through a direct sales force in the United States and through a combination of international distributors and corporate marketing partners outside the United States. If marketing approval is obtained, the Company plans to focus its United States marketing efforts on a top tier of approximately 200 hospitals where the Company believes a vast majority of the PTCA procedures in the United States are performed, and on leading cardiologists at those institutions. Through this effort the Company initially aims to identify well-respected clinical supporters for the Beta-Cath System and to leverage their reputation in the clinical community to generate wider demand. The Company will also conduct physician training seminars to educate physicians about the Beta-Cath System. The Company believes that it can market the Beta-Cath System to these hospitals and cardiologists with a moderately sized direct sales organization, initially consisting of the Vice President of Marketing and Sales and approximately 8 to 10 sales representatives, augmented by a small number of clinical specialists. The Company's business and future operating results will depend in significant part upon its ability to attract and retain skilled sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The Company's inability to attract and retain skilled sales and marketing personnel, as needed, could materially adversely affect the Company's business, financial condition and results of operations. In addition, the Company plans to utilize distributors and/or one or more corporate marketing partners to market products outside the United States. The Company believes such distribution or corporate partnering arrangements will be cost-effective, will be implemented more quickly than a direct sales force established by the Company in such countries and will enable the Company to capitalize on local marketing expertise in such countries.

The Company intends to select one or more established market leaders in the radiation isotope business to inventory and deliver the radiation sources and to provide related training, delivery, testing and disposal services to the purchasing hospital. Novoste does not intend to inventory or deliver the radiation sources used in the Beta-Cath System. There can be no assurance that the Company will be able to secure any arrangements with international distributors, corporate marketing partners or radiation isotope providers on satisfactory terms or at all.

Manufacturing and Materials

Near term the Company will focus its manufacturing resources on the production of the Beta-Cath System. The Company anticipates that it will manufacture the delivery catheter component of the Beta-Cath System directly and manufacture the transfer device jointly with third parties. The radiation source trains are being supplied by a third party. The Company intends to manufacture its products at its 25,600 square foot facility in Norcross, Georgia. The Company believes that, if marketing approvals of the Beta-Cath System are obtained, it will be able to utilize its existing facility and the expertise of its management to manufacture commercial quantities of the catheter-based components of the Beta-Cath System at a reasonable cost. However, to date, the Company has not yet commercialized any of its products and its manufacturing activities have consisted of building a small number of prototypes of the Beta-Cath System for use in pre-clinical and clinical trials, and the Company does not have experience in manufacturing the Beta-Cath system in commercial quantities.

The Company currently executes all critical assembly operations in controlled environment rooms in which bacterial and airborne particulate levels are monitored. The Company believes that its current space will be sufficient to serve its needs through at least 1998. The Company could rely on some outside sources for catheter components and from time to time the Company could experience shortages of certain supplied materials that could significantly affect its ability to produce enough product to satisfy market demand. As the Company grows, it will be required to scale-up its production and to increase its manufacturing capacity.

Any products of the Company, for which FDA clearances or approvals have been obtained, must be manufactured in accordance with Good Manufacturing Practices ("GMP") regulations which would impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. The Company will rely on independent suppliers for certain components of the Beta-Cath System. Such components are either standard throughout the industry or will be built to the Company's specifications. All suppliers of such components also must be in compliance with GMP regulations.

The Company has obtained all of its requirements of radiation source materials pursuant to an exclusive agreement (the "Supply Agreement") with a single supplier, Bebig Isotopentechnik und Umweltdiagnostik GmbH, a German corporation (the "Supplier"). Under the Supply Agreement, as amended on November 15, 1996, the Company agreed to advance the supplier a monthly investment grant of 100,000 Deutsche Mark (approximately $65,000) for a period of 15 months from November 1996 through March 1998 to build and equip a production site for the exclusive production of radioactive materials for the Company. The supplier has agreed to manufacture radiation source "trains" at an agreed upon base price. The Supplier is required to comply with various regulatory requirements with respect to the supply of radiation sources.

Under the Supply Agreement, which has an initial term ending in the year 2000 and renews automatically for one year unless notice of termination is given six months prior to the end of each calendar year, the supplier has agreed not to sell, lease, license or otherwise transfer radioactive sources of a similar isotope to any other party for use in the treatment of restenosis. The Company, in turn, has agreed not to purchase, lease, or otherwise acquire directly or indirectly more than 30% of its annual requirement for radioactive sources of "like" isotope for use in the treatment of restenosis from any other party.

Although the Supply Agreement permits the Company to use an alternative source for 30% of its annual isotope requirements, the Company believes that because of the technical expertise and capital investment required to manufacture the radiation source materials, it would be extremely difficult and expensive to find an alternate source of supply in the event that the Supplier is unable to provide the materials. In addition, portions of the process used to manufacture the materials may be proprietary to the Supplier, who has no obligation to make any of its know-how or technology available to any potential alternate source of supply.

The Company holds an option to purchase those tangible and intangible assets of the supplier used or useful in producing the radioactive isotopes sold to the Company by the supplier in connection with the Beta-Cath System. The option is exercisable at any time on or prior to August 22, 2002, for $5,000,000, 50% of which is payable upon exercise and the balance in 12 equal consecutive monthly installments following such exercise, and provides that the $90,000 payment made to obtain the option and the aforementioned investment grants of 1.5 million Deutsche Marks, to the extent paid at the time of exercise, will be credited against the purchase price of the assets. Upon the exercise of the option, the supplier is obligated for a period of up to three months, to assign personnel to assist the Company in facilitating the transfer of the assets, both for purposes of technical training and operations and for administrative and regulatory matters relating to licensing and governmental approvals. Nevertheless, the exercise of such option and the transfer of the required technology and expertise to the Company or an alternative source would be costly, time consuming, and uncertain of success.

While the Company anticipates that the radiation source materials it purchases from the Supplier will be able to be used for numerous patients, the inability of the Supplier to provide radiation source materials would limit the Company's ability to increase its business beyond its then existing inventory of such radiation source material. As a result of the foregoing, any failure or disruption in the ability of the Supplier to provide the radiation source materials could have a material adverse effect on the business, financial condition and results of operation of the Company.

Competition

Competition in the medical device industry, and specifically the markets for cardiovascular devices and devices to improve the outcome of coronary revascularization procedures, is intense. Guidant Corporation, Boston Scientific Corporation, Medtronic Inc. and Johnson & Johnson, among others, are developing devices to improve the outcome of coronary revascularization procedures. Many companies are developing therapies to reduce the frequency of restenosis. Johnson & Johnson, among others, currently markets coronary stents which have been successful in reducing the frequency of restenosis. Other companies, including a private company Isostent, have various radiation therapy products under development to reduce restenosis. In addition, drugs, gene therapy and other minimally invasive catheter-based procedures are currently being developed. Many of the Company's competitors and potential competitors have substantially greater capital resources than does the Company and also have greater resources and expertise in the areas of research and development, obtaining regulatory approvals, manufacturing and marketing. There can be no assurance that the Company's competitors and potential competitors will not succeed in developing, marketing and distributing technologies and products that are more effective than those developed and marketed by the Company or that would render the Company's technology and products obsolete or noncompetitive. Additionally, there is no assurance that the Company will be able to compete effectively against such competitors and potential competitors in terms of manufacturing, marketing and sales.

Any product developed by the Company that gains regulatory clearance or approval will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company can develop products, gain regulatory approval and reimbursement acceptance and supply commercial quantities of the product to the market are expected to be important competitive factors. In addition, the Company believes that the primary competitive factors for products addressing restenosis include safety, efficacy, ease of use, reliability, suitability for use in cath labs, service and price. The Company also believes that physician relationships, especially relationships with leaders in the interventional cardiology community, are important competitive factors. Although the Company is the first company in the United States to have initiated an FDA-approved human clinical trial of a radiation system for reducing the frequency of restenosis, there can be no assurance that the Company will be first to market such a system in the United States or to market such a system effectively.

Patents and Proprietary Technology

The Company's policy is to protect its proprietary position by, among other methods, filing United States and foreign patent applications. On February 25, 1997 the Company received a Notice of Allowance from the U.S. Patent and Trademark Office ("USPTO"), indicating that the Company's first patent application for its Beta-Cath system has been allowed for issuance as a United States patent. Typically, a United States patent issues within a few months of its Notice of Allowance. The Company has filed a counterpart application under the Patent Cooperation Treaty preserving the Company's right to file applications in the European Patent Office and certain other countries. The Company also holds seven issued United States patents and one issued foreign patent, and has nine United States patent applications pending and has filed, or will file, counterpart applications in several foreign countries with respect to other products. The Company employs a full time manager of intellectual property to prepare invention records and to coordinate the prosecution of new intellectual property.

There can be no assurance that the claims under the Company's pending U.S. patent applications covering certain aspects of the Beta-Cath System will be allowed, or if allowed, will offer any protection to the Company. In addition, there can be no assurance that the Company's United States and foreign patents or other pending applications will offer any protection or that they will not be rejected, challenged, reexamined, invalidated or circumvented. In addition, there can be no assurance that competitors will not obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products in either the United States or international markets.

The Company received a letter from NeoCardia, L.L.C. ("NeoCardia") dated July 7, 1995 in which NeoCardia notified the Company that NeoCardia is the exclusive licensee of U.S. Patent No. 5,199,939 (the "Dake Patent") and requested that the Company confirm that its products did not infringe the claims of the Dake Patent. The Company had previously concluded based upon advice of patent counsel that the Company's proposed Beta-Cath System would not infringe any valid claim of the Dake Patent. On August 22, 1995, on behalf of the Company, its patent counsel responded that the Company did not infringe the Dake Patent.

The USPTO is currently reexamining the Dake Patent and on such reexamination preliminarily rejected all claims of the Dake Patent. In accordance with the reexamination procedure, in April 1996 the holder of the Dake Patent submitted a response to the USPTO reasserting that the claims of the Dake Patent are valid and submitting additional claims as well. A second reexamination request was subsequently filed with the USPTO and the request was accepted. Both reexamination requests have now been combined and are being reviewed by the same examiner. Under the reexamination, the USPTO will again consider the patentability of the claims and may confirm the patentability of the original claims, allow new or amended claims which narrow or broaden the original claims, or reject the claims once again. The holder of the Dake Patent has the right to appeal any final rejection of its patent claims and the outcome of the reexamination procedure cannot be predicted. Any or all claims of the Dake Patent and new claims requested may be rejected or may be accepted and confirmed. The validity of patent claims which survive a reexamination procedure may be more difficult to challenge in a later dispute than claims which have never been reexamined based upon the same prior art.

There can be no assurance that the Company's products will not infringe any original, amended or new claims of the Dake Patent which survive the reexamination proceeding, or that NeoCardia will not sue the Company for patent infringement and obtain damages from the Company and/or injunctive relief restraining the Company from commercializing the Beta-Cath System, or that the Company will not be required to obtain a license from NeoCardia, any of which could have a material adverse effect on the Company's business, financial condition and results of operations or could result in cessation of the Company's business.

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the Company will not become subject to patent infringement claims or litigation or interference proceedings declared by the USPTO to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time-consuming. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties or require the Company to redesign its products or processes to avoid infringement or prevent the Company from selling its products in certain markets, if at all. Although patent and intellectual property disputes regarding medical devices have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that the necessary licenses would be available to the Company on satisfactory terms, if at all, or that the Company could redesign its products or processes to avoid infringement. Any adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

Patent applications in the United States are maintained in secrecy until patents issue and patent applications in foreign countries are maintained in secrecy for a period after filing. Accordingly, there can be no assurance that current and potential competitors or other third parties have not or will not file applications for, or have not or will not receive, patents and will not obtain additional proprietary rights relating to materials or processes used or proposed to be used by the Company.

The Company has developed certain of its patent and proprietary rights relating to the Beta-Cath System in conjunction with Emory University Hospital, a leader in the use of intravascular radiation therapy. To obtain the exclusive rights to commercialize the Beta-Cath System for the treatment of restenosis, the Company entered into a license agreement with Emory, under which Emory assigned to the Company all of Emory's rights to one pending U.S. patent application, as to which Emory made no representation or warranty with respect to its ownership thereof, and licensed other technology thereunder relating to the Beta-Cath System, but made only limited representations as to the ownership of such other technology. Under the agreement Emory will be entitled to royalty payments based upon net sales of the Beta-Cath System. The term of the agreement runs through the later of (i) the expiration of the last patent covered by the agreement to expire or (ii) January 2016 (unless earlier terminated as provided in the agreement). Any inventions developed jointly by personnel of the Company and Emory during the term of the license agreement are owned jointly by the Company and Emory. If the agreement were terminated by Emory as a result of the Company's failure to pay such royalties or any other breach of its obligations under such agreement, the Company's rights to use jointly owned patents (including any patent covering the continuation-in-part application which has been filed) would become non-exclusive, it would have no rights to practice future patents owned exclusively by Emory and the Company could be required by Emory to cooperate in licensing the pending U.S. patent application and its foreign counterparts to third parties so that they would be able to commercialize and sell the Beta-Cath System.

All of the physicians on staff at Emory who were involved in the development of the Beta-Cath System, including Spencer B. King, III, M.D., have assigned their rights in the technology, if any, to Novoste and/or Emory.

In addition, the Company has entered into a license agreement with Dr. King pursuant to which Dr. King is entitled to receive a royalty on the net sales of the Beta-Cath System (excluding consideration paid for the radioactive isotope), subject to a maximum of $5,000,000 to be paid to Dr. King, in exchange for the right granted thereunder to the Company to use his name in connection with sales and marketing of the Beta-Cath System.

The Company typically obtains confidentiality and invention assignment agreements in connection with employment, consulting and advisory relationships. These agreements generally provide that all confidential information developed or made known to the individual by the Company during the course of the individual's relationship with the Company, is to be kept confidential and not disclosed to third parties, except in specific circumstances. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company in the event of unauthorized use, transfer or disclosure of such information or inventions. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's proprietary technology, or that the Company can meaningfully protect its rights in unpatented proprietary technology.

Government Regulation

United States

The Company's Beta-Cath System is regulated in the United States as a medical device. As such, the Company is subject to extensive regulation by the FDA and in some instances by foreign governments. The FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals, a recommendation by the FDA that the Company not be permitted to enter into government contracts and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

In the United States, medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and efficacy. Under FDA regulations Class I devices are subject to general controls (for example, labeling, premarket notification and adherence to GMPs) and Class II devices are subject to general and special controls (for example, performance standards, patient registries, and FDA guidelines). Generally, Class III devices are those that must receive premarket approval by the FDA after evaluation of their safety and efficacy (for example, life-sustaining, life-supporting and implantable devices, or new devices that have not been found substantially equivalent to legally marketed devices). The Beta-Cath System is a Class III device which will require pre-market approval ("PMA") by the FDA prior to its commercialization.

A PMA application must be supported by valid scientific evidence which typically includes extensive data, including preclinical and human clinical trial data to demonstrate safety and efficacy of the device. If human clinical trials of a device are required and the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or the distributor of the device) is required to file an IDE application with the FDA prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate Institutional Review Boards ("IRBs"), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA.

The PMA application must also contain the results of all relevant bench tests, laboratory and animal studies, a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission must include the proposed labeling, advertising literature and training methods (if required). Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing and begin an in-depth review of the PMA. An FDA review of a PMA application generally takes one to two years from the date the PMA application is accepted for filing, but may take significantly longer. The review time is often significantly extended by the FDA asking for more information or clarification of information previously submitted. During the review period an advisory committee, primarily comprised of clinicians, will likely be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. The FDA is not bound by those recommendations. Toward the end of the PMA review process, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with the applicable GMP requirements.

If the FDA's evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an "approvable letter" containing a number of conditions which must be satisfied in order to secure the final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter authorizing commercial marketing of the device for certain indications. If the FDA's evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA application or issue a "not approvable letter." The FDA may also determine that additional clinical trials are necessary, in which case PMA approval could be delayed for several years while additional clinical trials are conducted and submitted in an amendment to the PMA. The PMA process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

To date the Company has obtained an IDE for a feasibility clinical trial to collect data necessary to gain FDA approval to begin a multi-center, randomized, prospective clinical trial needed to support a PMA application. There can be no assurance as to when, or if, the Company will complete clinical trials of its Beta-Cath System or that data from such trials, if completed, will be adequate to support approval of a PMA. Furthermore, there can be no assurance that the Company will be able to obtain PMA approval on a timely basis, or at all, and delays in the receipt of, or failure to receive, such approvals would have a material adverse effect on the Company's business, financial condition and results of operations, and could result in cessation of the Company's business.

Any products manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record keeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their establishments and list their devices with the FDA and certain state agencies, and are subject to periodic inspections by the FDA and certain state agencies. The FDA Act requires devices to be manufactured in accordance with GMP regulations which impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. The FDA has proposed changes to the GMP regulations that would, among other things, require design controls and maintenance of service records, which if finalized, would likely increase the cost of complying with GMP requirements.

Because the Beta-Cath System utilizes radiation sources, its manufacture, distribution, transportation, import/export, use and disposal will also be subject to federal, state and/or local laws and regulations relating to the use and handling of radioactive materials. Specifically, after PMA approval is obtained, approval by the U.S. Nuclear Regulatory Commission ("NRC"), or an equivalent state agency, of the Company's radiation sources for certain medical uses will be required to commercially distribute the radiation sources to licensed recipients in the United States. In addition, the Company and/or its supplier of radiation sources must obtain a specific license from the NRC to commercially distribute such radiation sources as well as comply with all applicable regulations. The Company and/or its supplier of radiation sources must also comply with NRC and U.S. Department of Transportation regulations on the labeling and packaging requirements for shipment of radiation sources to hospitals or other users of the Beta-Cath System. In addition, hospitals may be required to obtain or expand their licenses to use and handle beta radiation prior to receiving radiation sources for use in the Beta-Cath System. Comparable radiation regulatory requirements and/or approvals are anticipated in markets outside the United States. If any of the foregoing approvals are significantly delayed or not obtained, the Company's business, financial condition and results of operations could be materially adversely affected.

The Company is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations now or in the future or that such laws or regulations will not have a material adverse effect upon the Company's ability to do business.

Changes in existing requirements or adoption of new requirements or policies could adversely affect the ability of the Company to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition or results of operations. There can be no assurance that the Company will not be required to incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon the Company's business, financial condition or results of operations.

International

Sales of the Beta-Cath System outside the United States are subject to regulatory requirements that vary from country to country. The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA approval and the requirements may differ. In addition, there may be foreign regulatory barriers other than premarket approval (including regulations concerning the distribution, use and handling of the radiation sources), and the FDA must approve exports of devices that require a PMA but are not yet approved domestically. The current rules provide that, in order to obtain FDA export approval, the Company must provide the FDA with documentation related to the medical device. On February 19, 1997 the Company commenced a feasibility study in Canada and expects to commence an additional study in The Netherlands in April 1997. In Europe, commencing in 1998 the Company will be required to obtain certifications necessary to enable the CE mark to be affixed to the Beta-Cath System, to market the Beta-Cath System throughout the European Union. Additionally, to market products in Europe, the Company is required to maintain ISO 9001/EN 46001 certification subject to periodic surveillance audits.

Other countries in which the Company intends to market the Beta-Cath System may adopt regulations in the future that could prevent the Company from marketing its Beta-Cath System in those countries. In addition, the Company may be required to spend significant amounts of capital in order to respond to requests for additional information by foreign regulatory bodies or may otherwise be required to spend significant amounts of capital in order to obtain foreign regulatory approvals. Any such events could substantially delay or preclude the Company from marketing the Beta-Cath System in foreign countries.

Third-Party Reimbursement

The Beta-Cath System, if approved for commercial sale, will be purchased primarily by hospitals. Hospitals and physicians bill various third-party payors, such as government health programs, private health insurance plans, managed care organizations and other similar programs, for the health care services provided to their patients. The FDA has classified the Beta-Cath System as an experimental device and accordingly its use in the human clinical trials will not be reimbursable under the Medicare program or by private insurers until the PMA approval is achieved, if ever. The classification of the Beta-Cath System as experimental will materially increase the costs of conducting clinical trials in the United States, and such costs could have a material adverse effect on the Company's business, financial condition and results of operations. Such classification may cause the Company to conduct the majority of its clinical trials outside the United States. Relying on foreign clinical trials may subject the Company to certain risks, including the necessity to obtain FDA approval to export the products from the United States, the risk that the FDA may not accept data from certain foreign countries, the difficulty in identifying clinical sites able to conform to FDA requirements, foreign medical regulations and foreign radiation regulations. Even if the Beta-Cath System were to receive approval for marketing by the FDA, there can be no assurance that third-party payors will cover the Beta-Cath System, or, if covered, that third-party payors will not place certain restrictions on the circumstances in which coverage will be available. In addition, payors may deny reimbursement if they determine that a product was not used in accordance with established payor protocol regarding cost-effective treatment methods or was used for an unapproved indication. Third-party payors are also increasingly challenging the prices charged for medical products and services and in some instances have put pressure on medical device suppliers to lower their prices. The Company is unable to predict what changes will be made in the reimbursement methods used by third-party health care payors. There can be no assurance that the Beta-Cath System will be considered cost effective by third-party payors, that reimbursement for the Beta-Cath System will be available or, if available, that payors' reimbursement levels will not adversely affect the Company's ability to sell the Beta-Cath System on a profitable basis. In addition, the cost of health care has risen significantly over the past decade and there have been and may continue to be proposals by legislators, regulators and third-party payors to curb these costs. Failure by hospitals and physicians to obtain reimbursement from third-party payors, changes in third-party payors' policies toward reimbursement for the Beta-Cath System or legislative action could have a material adverse effect on the Company's business, financial condition and results of operations.

Product Liability and Insurance

The business of the Company entails the risk of product liability claims. Although the Company has not experienced any product liability claims to date, there can be no assurance that such claims will not be asserted or that the Company will have sufficient resources to satisfy any liability resulting from such claims through 1996. Through December 31, 1996 the Company maintained product liability insurance with coverage of an annual aggregate maximum of $2 million. Effective January 1997 this insurance was increased to $4 million. There can be no assurance that product liability claims will not exceed such insurance coverage limits, that such insurance will continue to be available on commercially reasonable terms or at all, or that a product liability claim would not materially adversely affect the business, financial condition or results of operations of the Company.

Employees and Consultants

As of December 31, 1996 the Company directly employed 35 full-time individuals. Most of the Company's employees have prior experience with medical device or pharmaceutical companies. The Company believes it maintains good relations with its employees. None of the Company's employees is represented by a union or covered by a collective bargaining agreement. The Company's success will depend in large part upon its ability to attract and retain qualified employees. The Company faces competition in this regard from other companies, research and academic institutions and other organizations.

The Company maintains continuing relationships with a number of independent consultants that have contributed to the development of the Company's products and work on specific development projects. These relationships are integral to the continued success of the Company and the generation of new products from the research and development departments.

Executive Officers of the Company

The executive officers of the Registrant, who are elected by the board of directors, are as follows:

Name                         Age  Position
----                         ---  --------
Thomas D. Weldon.............41   President, Chief Executive Officer and
                                  Director
Charles E. Larsen............45   Senior Vice President, Chief Technical Officer
                                  and Director
David N. Gill................42   Vice  President-Finance,  Chief  Operating
                                  Officer,  Chief  Financial
                                  Officer and Treasurer
Thomas K. Brooks.............40   Vice President, Sales, Marketing and Business
                                  Development
Cheryl R. Johnson............34   Vice President, Corporate Planning and
                                  Secretary
Joan M. Macdonald, Ph.D......39   Vice President, Regulatory and Clinical
                                  Affairs

Jonathan J. Rosen, Ph.D.. (1)49   Vice President, Product Development

(1)  Resigned as an officer effective February 28, 1997.

Thomas D. Weldon. Mr. Weldon co-founded the Company and has served as its President and Chief Executive Officer and as a Director since its capitalization in May 1992. Mr. Weldon co-founded and was President, Chief Executive Officer and a Director of Novoste Puerto Rico Inc. ("Novoste Puerto Rico"), a manufacturer of disposable cardiovascular medical devices, from 1987 to May 1992, prior to its sale. Previous responsibilities included management positions at Arthur Young & Company and Key Pharmaceuticals. Mr. Weldon received a B.S. in Industrial Engineering from Purdue University and an M.B.A. in Operations and Systems Management from Indiana University.

Charles E. Larsen. Mr. Larsen co-founded the Company and has served as its Senior Vice President and as a Director since its capitalization in May 1992. Since February 28, 1997, Mr. Larsen has been Chief Technical Officer of the Company, having served from May 1992 through February 1997 as its Chief Operating Officer. Mr. Larsen co-founded and was Vice President and Director of Novoste Puerto Rico from 1987 to May 1992. From 1983 through 1987, Mr. Larsen was a manager of manufacturing engineering at Cordis Corporation. Mr. Larsen received a B.S. in Mechanical Engineering from New Jersey Institute of Technology.

David N. Gill. Mr. Gill has served as the Company's Vice President of Finance, Chief Financial Officer and Treasurer since July 1996 and as Chief Operating Officer since February 28, 1997. From August 1995 to June 1996, Mr. Gill served as Chief Financial Officer of SPEA Software AG. From 1992 to 1995 Mr. Gill served as President and Director of Dornier Medical Systems, Inc. and from 1990 to 1992 as its Vice President of Finance. Mr. Gill received an M.B.A. from Emory University and a B.S. degree in Accounting from Wake Forest University.

Thomas K. Brooks. Mr. Brooks has served as the Company's Vice President, Sales, Marketing and Business Development since January 1995. From 1986 through December 1994, Mr. Brooks served in various sales, marketing, and business development positions with Boston Scientific Corporation, a manufacturer of medical devices, most recently as manager of new business development. From 1983 through 1986, Mr. Brooks held various sales positions for Ethicon Endo-Surgery Division of Johnson & Johnson. Mr. Brooks received a B.A. in Business Administration from Monmouth College.

Cheryl R. Johnson. Ms. Johnson joined the Company in July 1992 as Director of Marketing and Business Development and Secretary and has served as Director of Administration and Business Development of the Company since January 1996. From August 1989 to June 1992, Ms. Johnson worked in planning and business development capacities at BOC Health Care, most recently as its business development manager. Ms. Johnson received an M.B.A. from the Kellogg School at Northwestern University and a B.S. degree in Chemical Engineering from the Georgia Institute of Technology.

Joan M. Macdonald, Ph.D. Dr. Macdonald joined the Company in January 1994, as its Director of Regulatory Affairs, and has been its Vice President, Regulatory and Clinical Affairs since January 1996. From September 1990 through September 1993, Dr. Macdonald worked for CIBA Vision Corporation, a manufacturer of ophthalmic products, having served most recently as Director, Worldwide Regulatory Strategy. Dr. Macdonald received a Ph.D. degree in physiology from the Medical College of Wisconsin, and M.S. and B.S. degrees in Zoology from the University of Wisconsin and has currently completed more than 50% of the course work for an M.P.H. degree at Emory University.

Jonathan J. Rosen, Ph.D. Dr. Rosen has served as Vice President, Product Development of the Company since July 1992. From March 1990 until joining the Company, Dr. Rosen was President and Director of CDX Corporation, a publicly-traded medical device company. From 1979 through March 1990, Dr. Rosen served in various senior management product development capacities at Johnson & Johnson. Dr. Rosen received the following degrees: a Ph.D. in Biomaterials Science from Case Western Reserve University, an M.S. in Business Policy from Columbia University, and an M.S. in Materials Science and a B.S.E. in Metallurgical Engineering from the University of Michigan. Mr. Rosen resigned as an officer of the Company effective February 28, 1997.

Additional Risk Factors

LIMITED OPERATING HISTORY. The Company has a limited history of operations. Since its inception in May 1992 the Company has been primarily engaged in research and development of its Beta-Cath System. The Company has generated only limited revenue and does not have experience in manufacturing, marketing or selling its products in quantities necessary for achieving profitability. There can be no assurance that the Company's product systems will be commercialized or that the Company will achieve significant revenues from either international or United States sales. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future.

HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES. The Company has experienced significant operating losses since inception and as of December 31, 1996 had an accumulated deficit of $13.4 million. The development and further commercialization of the Company's current products and other new products, if any, will require substantial development, clinical, regulatory, manufacturing and other expenditures. The Company expects its operating losses to continue for at least the next two years as the Company continues to expand its product development, clinical trials, and marketing efforts.

FLUCTUATIONS IN OPERATING RESULTS. The Company's results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, including product development efforts, actions relating to regulatory and reimbursement matters, progress of clinical trials, the extent to which the Company's products gain market acceptance, and competition.

DEPENDENCE ON BETA CATH SYSTEM. The Company anticipates that for the foreseeable future it will be solely dependent on the successful development and commercialization of the Beta-Cath System. The Beta-Cath System will require further development, as well as regulatory clearance or approval, before it can be marketed in the United States or internationally. There can be no assurance that the Company's development efforts will be successful or that the Beta-Cath System will be shown to be safe or effective, cleared or approved by regulatory authorities, capable of being manufactured in commercial quantities at acceptable costs, approved by payors for reimbursement or successfully marketed. In addition, there can be no assurance that demand for the Beta-Cath System will be sufficient to allow profitable operations. Failure of the Beta-Cath System to be successfully commercialized would have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED SALES AND MARKETING EXPERIENCE. At present the Company has no sales and a limited marketing and sales capability. The Company intends to sell its products in the United States directly and outside the United States through international distributors and corporate partners. There can be no assurance that the Company will be able to recruit and train adequate sales and marketing personnel to successfully commercialize the Beta-Cath System in the United States. The inability to recruit or retain suitable international distributors or corporate partners could also have a material adverse effect on the Company's business, financial condition and results of operations. The Company intends to select one or more established market leaders in the radiation isotope business to inventory and deliver the radiation sources and provide related training, testing and support services to hospitals in both the United States and international markets. The inability to recruit or retain one or more such entities for this purpose could have a material adverse effect on the Company's business, financial condition and results of operations.

RISK OF INADEQUATE FUNDING. The Company anticipates that its operating losses will continue through at least 1998 because it plans to expend substantial resources in funding clinical trials in support of regulatory approvals, and continues to expand research and development and marketing activities. Novoste believes that current cash balances and short-term investments, together with interest thereon, will be sufficient to meet the Company's operating and capital requirements through calendar 1997. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's clinical research and product development programs; the receipt of and the time required to obtain regulatory clearances and approvals; the resources required to gain approvals; the resources the Company devotes to the development, manufacture, and marketing of its products; the resources required to hire and develop a direct sales force in the United States, develop distributors internationally, and to expand manufacturing capacity; facilities requirements; market acceptance and demand for its products; and other factors. Novoste may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. There can be no assurance that additional financing, if required, will be available on satisfactory terms, or at all.

DEPENDENCE UPON KEY PERSONNEL. The Company is dependent upon a number of key management and technical personnel. The loss of the services of one or more key employees could have a material adverse effect on the Company. The Company's success will also depend on its ability to attract and retain additional highly qualified management and technical personnel. The Company faces intense competition for qualified personnel, many of whom are often subject to competing employment offers, and there can be no assurance that the Company will be able to attract and retain such personnel. Furthermore, the Company relies on the services of several medical and scientific consultants, all of whom are employed on a full-time basis by hospitals or academic or research institutions. Such consultants are therefore not available to devote their full time or attention to the Company's affairs.

POSSIBLE VOLATILITY OF STOCK PRICE. The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In addition, the market price of the shares of Common Stock is likely to be highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, FDA and international regulatory actions, actions with respect to reimbursement matters, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by the Company or others, changes in health care policy in the United States and internationally, changes in stock market analyst recommendations regarding the Company, other medical device companies or the medical device industry generally and general market conditions may have a significant effect on the market price of the Common Stock.

Item 2. PROPERTIES

The Company leases approximately 25,600 square feet of office and laboratory space in an office park in Norcross, Georgia under a five-year lease expiring in 2000. All of the Company's operations (other than clinical research activities and services of its consultants) are conducted in that facility. The Company believes that its facility is adequate to serve its needs through at least 1998, but additional facilities may be needed thereafter to commercialize the Beta-Cath System.

Item 3. LEGAL PROCEEDINGS

          None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

The Company's Common Stock has been traded on the Nasdaq National Market (Nasdaq symbol: NOVT). The number of record holders of the Company's Common Stock at February 28, 1997 was 137, excluding beneficial owners of shares registered in nominee or street name. The Company has not paid any dividends since its inception, other than the distribution of the Shareholder Right described in
Note 6 of the Notes to the Financial Statements, and does not intend to pay any dividends in the foreseeable future.

The range of high and low closing sale prices for the Common Stock is as follows:

          Quarter Ended                  High                      Low
--------------------------------   ------------------       ------------------

June 30, 1996 (from May 23, 1996)       $ 15.50                  $ 8.75
September 30, 1996                      $ 13.75                  $ 7.00
December 31, 1996                       $ 16.75                  $11.875

On February 28, 1997, the last reported sale price for the Common Stock was $16.25.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth selected statement of operations and balance sheet data for the fiscal years ended December 31, 1996, 1995, 1994, and 1993, and for the period from inception (May 22, 1992) through December 31, 1992 and for the period from inception through December 31, 1996. The selected financial data for each such fiscal year listed below has been derived from the financial statements of the Company for those years, which have been audited by Ernst & Young LLP, independent auditors, whose report on the Company's financial statements as of December 31, 1996 and 1995, for each of the three years in the period ended December 31, 1996 and for the period from inception (May 22, 1992) through December 31, 1996 is included elsewhere herein. Certain prior years' expense amounts have been reclassed in the Statement of Operations for 1995, 1994, 1993, for the period from inception through December 31, 1992 and for the period from inception through December 31, 1996. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Financial Statements and related Notes and other financial information included herein.

                                                                    Period from     Period from
                                                                     inception       inception
                                                                  (May 22, 1992)  (May 22, 1992)
                                 Year Ended December 31,              through         through
                      --------------------------------------------  December 31,    December 31,
                        1996        1995        1994        1993        1992            1996
                      --------------------------------------------------------------------------
Statement of
  Operations Data:

Revenues              $   --      $     17    $     72    $   --      $    200           291
Costs and expenses:
   Research and
     development         4,647       2,089       1,404         545         202         8,887
   General and
    administrative       1,575         466         526         785         735         4,088
   Marketing               581         659         291        --          --           1,532
                      --------------------------------------------    --------------------------
Loss from
   operations           (6,803)     (3,197)     (2,149)     (1,330)       (737)      (14,216)
Net interest income
   (expense)               864         (21)        (47)          5           9           810
                      --------------------------------------------    --------------------------
Net loss              $ (5,939)   $ (3,218)   $ (2,196)   $ (1,325)   $   (728)     $(13,406)
Net loss per          ============================================    ===========================
   share (1)          $  (0.88)   $  (0.69)   $  (0.54)   $  (0.38)   $  (0.24)
Shares used to        ============================================    ==========
   compute net loss
   per share (1)         6,748       4,671       4,031       3,443       3,030

(1) See Note 1 of the Notes to the Financial Statements for an explanation of the method used to determine the number of shares to compute net loss per share.


                                                                  December 31,
                                             ------------------------------------------------------
                                               1996       1995       1994         1993       1992
                                             --------   --------    --------     --------  --------
Balance Sheet Data:
Working capital (deficit)                    $ 26,849   $   (906)   $ (1,267)  $   (149)    $   455
Total assets                                   29,255      2,057         982      1,583       1,157
Total liabilities                                 821      1,739       1,396        976         306
Deficit accumulated during development stage  (13,406)    (7,467)     (4,249)    (2,053)       (728)
Total shareholders' equity (deficit)           28,434        318        (413)       608         851

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and risks which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and risks include, but are not limited to, whether the Beta-Cath System, the Company's primary product in development, will prove safe and effective; whether and when the Company will obtain approval of the Beta-Cath System from the United States Food and Drug Administration (FDA) and corresponding foreign agencies; the Company's need to achieve manufacturing scale-up in a timely manner, and its need to provide for the efficient manufacturing of sufficient quantities of its products; the Company's dependence on the Beta-Cath System as the primary source of future revenue; the lack of an alternative source of supply for the radiation source materials used in the Beta-Cath System; the Company's patent and intellectual property position; the Company's need to develop the marketing, distribution, customer service and technical support and other functions critical to the success of the Company's business plan; the effectiveness and ultimate market acceptance of the Beta-Cath System; limitations on third party reimbursement; and competition between rival developers of restenosis reduction products. Additional risk factors include those discussed in the section entitled "Item 1 - Business" as well as those that may be set forth in reports filed by the Company from time to time on Forms 10-Q and 8-K. The Company does not undertake any obligation to update any forward-looking statements.

Overview

Novoste, incorporated in January 1987, was first capitalized and commenced operations in May 1992. To date the Company has been engaged primarily in research and development efforts and clinical trials in interventional cardiology, electrophysiology and critical care products. Commencing in 1994 the Company has devoted its efforts to developing the Beta-Cath System, an intraluminal beta radiation catheter delivery system designed to reduce the frequency of restenosis subsequent to percutaneous transluminal coronary angioplasty ("PTCA"). The Beta-Cath System applies localized beta radiation to the site of the vascular injury caused by a PTCA procedure and is designed to inhibit long-term cell proliferation ("hyperplasia") and vascular remodeling, each primary causes of restenosis. The Beta-Cath System was developed at Emory University Hospital in collaboration with certain physicians, including its Director of Interventional Cardiology, Dr. Spencer B. King, III.

The research, manufacture, sale and distribution of medical devices such as the Company's Beta-Cath System are subject to numerous regulations imposed by governmental authorities, principally the U.S. Food and Drug Administration ("FDA") and corresponding state and foreign agencies. The regulatory process is lengthy, expensive and uncertain. FDA approval of a Pre Market Approval ("PMA") application is required before any Beta-Cath System can be marketed in the United States. Securing FDA approvals will require submission to the FDA of extensive clinical data and technical information. The Company is conducting Phase I human clinical trials at Emory and Rhode Island Hospital under an Investigational Device Exemption ("IDE") granted by the FDA to determine the clinical safety of the Beta-Cath System for use in coronary arteries. Patient enrollment for the clinical trial at Emory was completed on July 31, 1996 and the enrollment at Rhode Island was completed on October 25, 1996. The six-month follow-up has not been completed on all patients. The Company anticipates commencing human clinical safety studies at a single site in Canada and The Netherlands by the end of April 1997.

For the period since its capitalization to December 31, 1996 the Company has earned minimal non-recurring revenues from the sale of patent and option rights and license and contract fees and experienced significant losses in each period. At December 31, 1996 the Company had an accumulated deficit of approximately $13.4 million. Further, Novoste expects to continue to incur significant operating losses through at least 1998 and expects cumulative losses to increase significantly as the Company continues to initiate new research and development projects, conduct its clinical trials in the United States, Canada and Europe, seek regulatory approval or clearance for its products, expand its sales and marketing efforts in contemplation of product introduction and market development and increase its administrative activities to support growth of the Company.

There can be no assurance that the Company's research and development efforts will be successfully completed. Additionally, as clinical testing has only recently commenced, there can be no assurance that the Beta-Cath System will be safe and effective. There can be no assurance that the Beta-Cath System will be approved by the FDA or any foreign government agency or that the Beta-Cath System or any other product developed by Novoste will be successfully introduced or attain any significant level of market acceptance. There can be no assurance that the Company will ever achieve either significant revenues from sales of its Beta-Cath System or ever achieve or sustain profitability.

Results of Operations

FISCAL YEARS ENDED DECEMBER 31, 1996 AND 1995

Net loss for the year ended December 31, 1996 was $5,939,000, or ($0.88) per share, as compared to $3,218,000, or ($0.69) per share, for the year ended December 31, 1995. The increase in net loss in the year ended December 31, 1996 compared to the year earlier is due to increased spending for research and development and general and administrative expenses related to the Company's development of its Beta-Cath System, offset by increased interest income earned from the investment of the net proceeds of the initial public offering in May 1996.

Revenues. No revenues were earned in the year ended December 31, 1996 as compared to $16,507 of miscellaneous sales in the year ended December 31, 1995.

Research and Development Expense. Research and development expenses increased 122% to $4,647,000 for the year ended December 31, 1996 from $2,089,000 for the year ended December 31, 1995. These increases were primarily a result of continued product development and the Company's Phase I clinical trials of the Beta-Cath System, which were initiated in 1996. The Company expects research and development expenses to continue to increase in the future as the Company initiates Phase II clinical trials of its Beta-Cath System both in the U.S. and selected foreign countries.

General and Administrative Expense. General and administrative expenses increased 238% to $1,575,000 for the year ended December 31, 1996 from $466,000 for the year ended December 31, 1995. These increases were primarily a result of increased personnel, higher salaries, accrued severance and increased costs associated with being a public company such as director and officers liability insurance. The Company expects general and administrative expenses to increase in the future in support of a higher level of operations and to support obligations associated with being a public company.

Marketing Expense. Marketing expenses decreased 12% to $581,000 for the year ended December 31, 1996 from $659,000 for the year ended December 31, 1995 due to a start-up bonus and relocation allowance paid in 1995 to a new management employee. The Company expects sales and marketing expenses to increase in the future in support of a direct sales force in the United States and international distributors to market the product.

Interest Income and Expense. Net interest income was $863,000 for the year ended December 31, 1996 whereas net interest expense of $21,000 was incurred during the year ended December 31, 1995. The increase in interest income were primarily due to investing the proceeds of the Company's initial public offering in cash equivalents and short-term investments.

FISCAL YEARS ENDED DECEMBER 31, 1995 AND 1994

Net loss for the year ended December 31, 1995 was $3,218,000, or ($0.69) per share, as compared to $2,196,000, or ($0.54) per share, for the year ended December 31, 1994. The increase in net loss in the year ended December 31, 1995 compared to the year earlier is due to increased spending for research and development and general and administrative expenses related to the Company's development of its Beta-Cath System.

Revenues. Revenues decreased to $17,000 in 1995 from $72,000 in 1994 as the Company did not receive any contract or license fee revenue in 1995.

Research and Development Expense. Research and development expenses increased 49% to $2,089,000 for the year ended December 31, 1995 from $1,404,000 for the year ended December 31, 1994. This increase in expenses was due to the hiring of additional personnel, an increase in outside consulting and services attributable to the development of the Beta-Cath System, and the support of pre-clinical studies.

General and Administrative Expense. General and administrative expenses decreased 11% to $466,000 for the year ended December 31, 1995 from $526,000 for the year ended December 31, 1994. There were no significant changes in any one expense category.

Marketing Expense. Marketing expenses increased 126% to $659,000 for the year ended December 31, 1995 from $291,000 for the year ended December 31, 1994 due to additions to the Company's management to support increased marketing efforts.

Interest Income and Expense. Net interest expense decreased 54% to $21,000 for the year ended December 31, 1995 from $46,000 for the year ended December 31, 1994. This was due to increased interest income during the year ended December 31, 1995 from amounts invested in money market accounts and certain government securities arising from additional equity financing.

Liquidity and Capital Resources

The Company financed its activities since inception up to May 29, 1996, the date of the Company's initial public offering, through private placements of its Common Stock, Class B Common Stock and promissory notes. Since inception through December 31, 1996, the Company obtained funds aggregating approximately $38.1 million in net proceeds from the issuance of Common Stock and Class B Common

Stock (including approximately $30.6 million in net proceeds from its initial public offering which closed in May 1996), and approximately $1.8 million in net proceeds from the issuance of convertible promissory notes.

During the year ended December 31, 1996 and 1995, the Company used cash to fund operations of $4.8 million and $2.7 million, respectively. Cash used to fund operations since inception was approximately $10.5 million. The increases in cash used in operations were due primarily to higher expenses associated with increased research and development activities, initiation of marketing and sales activities and increased general and administrative expenses to support increased operations. The Company's expenditures for equipment and improvements have aggregated $1.8 million since inception. Future cash needs for operating activities are anticipated to be higher than historical levels because of the development, manufacturing scale-up and commercialization of the Beta-Cath System, subject to the factors discussed above.

The Company's principal source of liquidity at December 31, 1996 consisted of cash, cash equivalents and short-term investments of $27.5 million. The Company did not have any credit lines available or outstanding borrowings at December 31, 1996. On June 27, 1996 the Company signed an agreement with a medical diagnostic engineering, development, and design company to provide products and services to be used in the Company's product development. The agreement provides for aggregate payments of $1.3 million through April 30, 1997 of which $277,000 was paid in 1996. This commitment will be funded through existing cash balances.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, with the report of the independent auditors, listed in
Item 14, are included in this Annual Report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A with respect to the 1997 Annual Meeting of Stockholders (the "Proxy Statement") to be held on June 20, 1997 and certain information included therein is incorporated herein by reference.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item relating to directors is incorporated by reference in the information under the caption Election of Directors in the Proxy Statement. See also Item 1 - Business - "Executive Officers of the Company."

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information under the caption Executive Compensation in the Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the information under the caption Security Ownership of Certain Beneficial Owners and Management in the Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item in incorporated by reference to the information under the caption Certain Relationships and Related Transactions in the Proxy Statement.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following financial statements of the Company and Report of Ernst & Young LLP, Independent Auditors are included in this report:

     Report of Independent Auditors

     Balance Sheets as of December 31, 1996 and 1995

     Statements of Operations for the Years Ended December 31, 1996, 1995, and 1994 and from Inception (May 22, 1992) through December 31, 1996

     Statements of Stockholders' Equity from Inception (May 22, 1992) through December 31, 1996

     Statements of Cash Flows for the Years Ended December 31, 1996, 1995, and 1994 and from Inception (May 22, 1992) through December 31, 1996

     Notes to Consolidated Financial Statements

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Novoste Corporation

We have audited the accompanying balance sheets of Novoste Corporation (a Development Stage Company) (the "Company") as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996 and for the period from inception (May 22, 1992) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 and for the period from inception (May 22, 1992) through December 31, 1996 in conformity with generally accepted accounting principles.


                                                      Ernst & Young LLP

Atlanta, Georgia
February 1, 1997

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                                      December 31,
                                                                 1996              1995
                                                             --------------  ------------
Assets
Current assets:
   Cash and cash equivalents                                 $ 19,954,827    $    817,587
   Short-term investments                                       7,588,693              --
   Prepaid expenses                                               126,349          14,628
                                                             ------------    ------------
Total current assets                                           27,669,869         832,215

Property and equipment, net                                     1,128,031         932,681
License agreements, net                                           153,396         166,934
Other assets                                                      303,642         125,388
                                                             ------------    ------------
                                                             $ 29,254,938    $  2,057,218
                                                             ============    ============

Liabilities and stockholders' equity
Current liabilities:
   Fixed rate convertible promissory notes
     with related parties                                    $         --    $  1,038,450
   Accounts payable                                               155,946         217,543
   Accrued expenses and taxes withheld                            665,175         482,584
                                                             ------------    ------------
Total current liabilities                                         821,121       1,738,577

Shareholders' equity:
   Preferred stock, $.01 par value, 5,000,000
     shares authorized at December 31, 1996, no
     shares issued and outstanding; none authorized
     at December 31, 1995
   Common stock, $.01 par value, 25,000,000 and
     14,000,000 shares authorized at
     December 31, 1996 and 1995, respectively;
     8,257,967 and 2,482,622 shares issued                         82,580          24,826
   Class B common stock, $.01 par value, none
     authorized and outstanding at December 31, 1996
     and 6,000,000 shares authorized, 1,611,269 shares
     issued and outstanding at December 31, 1995                       --          16,113
     Additional paid-in capital                                41,772,791       7,760,175
Deficit accumulated during the development stage              (13,405,714)     (7,466,633)
                                                             ------------    ------------
                                                               28,449,657         334,481

Less treasury stock, 5,280 shares of common stock, at cost        (15,840)        (15,840)
                                                             ------------    ------------
Total stockholders' equity                                     28,433,817         318,641
                                                             ------------    ------------
                                                             $ 29,254,938    $  2,057,218
                                                             ============    ============

See accompanying notes

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                            Statements of Operations

                                                                                   From inception
                                                                                   (May 22, 1992)
                                                                                      through
                                                Year ended December 31,              December 31,
                                          1996           1995           1994            1996
                                    ------------------------------------------------------------
 Revenues:
   Miscellaneous sales                $        --    $    16,507    $     71,777    $    290,887


Operating expenses:
   Research and development             4,646,583      2,088,822       1,404,429       8,887,032
   General and administrative           1,574,678        465,670         525,656       4,087,541
   Marketing                              581,280        659,361         291,470       1,532,111
                                    ------------------------------------------------------------
                                        6,802,541      3,213,853       2,221,555      14,506,684
                                    ------------------------------------------------------------

Loss from operations                   (6,802,541)    (3,197,346)     (2,149,778)    (14,215,797)
Interest income                           950,791         15,427             768         991,842
Interest expense                          (87,331)       (36,107)        (46,679)       (181,759)
                                    ------------------------------------------------------------
Net loss                              $(5,939,081)   $(3,218,026)   $ (2,195,689)   $(13,405,714)
                                    ------------------------------------------------------------

Net loss per share                    $     (0.88)   $     (0.69)   $      (0.54)
                                    =============================================

Weighted average shares outstanding     6,748,492      4,671,147       4,031,307
                                    =============================================


See accompanying notes.

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

     For the period from inception (May 22, 1992) through December 31, 1996


                                                                                                 Deficit
                                                                                               Accumulated
                                                                   Class B        Additional    During the
                                            Common Stock         Common Stock      Paid-in     Development    Treasury
                                           Shares  Amount       Shares  Amount     Capital        Stage         Stock      Total
                                         --------- --------   --------- -------  ----------   -------------  ---------- -----------
Exchange of stock for license
  agreement at $.25 per share .......     746,894   $  7,469          --  $    --  $  179,255  $        --   $     --   $   186,724
Sale of stock at $1.00 per share ....     820,000      8,200          --       --     811,800           --         --       820,000
Sale of stock at $3.00 per share ....      86,667        867          --       --     259,133           --         --       260,000
Exercise of stock options at
  $.25 per share ....................     205,000      2,050          --       --      49,200           --         --        51,250
Issuance of stock for consulting
  services, 117,500 shares at $.25
  per share, 88,500 shares at $1.00
  per share and 37,585 shares at
  $3.00 per share ...................     243,585      2,435          --       --     228,195           --         --       230,630
Issuance of stock to employees
  for settlement of obligation for
  consulting services, at $3.00
  per share .........................      10,000        100          --       --      29,900           --         --        30,000
Net loss ............................          --         --          --       --          --     (727,688)        --      (727,688)
                                        ---------   --------   ---------  -------  ----------  -----------   --------   -----------
Balance at December 31, 1992 ........   2,112,146     21,121          --       --   1,557,483     (727,688)        --       850,916
Sale of stock at $3.20 per
  share, net of $138,932 of offering
  costs..............................     331,250      3,312          --       --     917,756           --         --       921,068
Exercise of stock options at
  $.25 to $1.00 per share ...........      67,875        679          --       --      23,790           --         --        24,469
Issuance of stock for consulting
  services, at $3.00 per share ......      50,862        509          --       --     152,077           --         --       152,586
Repurchase of stock at $3.00 per
  share .............................      (5,280)        --          --       --          --           --    (15,840)      (15,840)
Net loss ............................          --         --          --       --          --   (1,325,230)        --    (1,325,230)
                                        ---------   --------   ---------  -------  ----------  -----------   --------   -----------
Balance at December 31, 1993 ........   2,556,853     25,621          --       --   2,651,106   (2,052,918)   (15,840)      607,969
Sale of stock at $3.20 per share ....     312,500      3,125          --       --     996,875           --         --     1,000,000
Exercise of stock options at
  $.25 to $1.00 per share ...........      35,500        355          --       --      12,270           --         --        12,625
Issuance of stock for consulting
  services, at $3.20 per share ......      50,626        506          --       --     161,494           --         --       162,000
Net loss ............................          --         --          --       --          --   (2,195,689)        --    (2,195,689)
                                        ---------   --------   ---------  -------  ----------  -----------   --------   -----------
Balance at December 31, 1994 ........   2,955,479     29,607          --       --   3,821,745   (4,248,607)   (15,840)     (413,095)
Sale of stock at $3.75 per
  share, net of $191,274 of offering
  costs..............................          --         --     986,269    9,863   3,497,372           --         --     3,507,235
Exercise of stock options at
  $.25 per share ....................       9,300         93          --       --       2,232           --         --         2,325
Issuance of stock for consulting
  services, at $3.20 per share ......      27,813        278          --       --      88,724           --         --        89,002
Issuance of stock for compensation
  to an employee, at $3.20 per share.      16,000        160          --       --      51,040           --         --        51,200
Conversion of debt to common ........      93,750        938          --       --     299,062           --         --       300,000
Exchange of common for Class B
  common ............................    (625,000)    (6,250)    625,000    6,250          --           --         --            --
Net loss ............................          --         --          --       --          --   (3,218,026)        --    (3,218,026)
                                        ---------   --------   ---------  -------  ----------  -----------   --------   -----------
Balance at December 31, 1995 ........   2,477,342   $ 24,826   1,611,269  $16,113  $7,760,175  $(7,466,633)  $(15,840)  $   318,641
                                        ---------   --------   ---------  -------  ----------  -----------   --------   -----------


                                                                                              Deficit
                                                                                            Accumulated
                                                              Class B           Additional  During the
                                    Common Stock            Common Stock         Paid-in    Development    Treasury
                                    Shares   Amount      Shares      Amount      Capital       Stage         Stock         Total
                                  ---------  -------   ---------   ---------   -----------  ------------  -----------  ------------
Balance at December 31, 1995 ...  2,477,342  $24,826   1,611,269   $  16,113   $ 7,760,175  $ (7,466,633) $   (15,840) $    318,641
Issuance of stock for consulting
  services 2,422 shares at $6.00
  per share, 33,520 shares at
  $6.38 per share, 678 shares
  at $9.50 per share, and 435
  shares at $9.375 per share ...     37,066      371          --          --       407,667            --           --       408,038
Issuance of stock for deferred
  compensation to employees at
  $3.20 per share ............      102,945    1,029          --          --       328,395            --           --       329,424
Conversion of debt to common
  stock ......................      497,349    4,974          --          --     1,860,109            --           --     1,865,083
Exchange of Class B for
  common stock ...............    1,611,269   16,113  (1,611,269)    (16,113)           --            --           --            --
Exercise of stock warrants at
  $4.00 to $4.50 per share .....     62,104      621          --          --       267,597            --           --       268,218
Cashless exercise of warrants ..    889,912    8,899          --          --        (8,899)           --           --            --
Issuance of stock in initial
  public offering at $14.00 per
  share, net of issuance costs of
  $2,973,746 ...................  2,400,000   24,000          --          --    30,602,254            --           --    30,626,254
Exercise of stock options at
  $3.00 to $3.20 per share .....    174,700    1,747          --          --       555,493            --           --       557,240
Net loss .......................         --       --          --          --            --    (5,939,081)          --    (5,939,081)
                                  ---------  -------   ---------   ---------   -----------  ------------  -----------  ------------
Balance at December 31, 1996 ...  8,252,687  $82,580          --   $      --   $41,772,791  $(13,405,714) $   (15,840) $ 28,433,817
                                  =================================================================================================

See accompanying notes

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                             From inception
                                                                                                             (May 22, 1992)
                                                                                                                through
                                                                    Year ended December 31,                   December 31,
                                                           1996              1995              1994              1996
                                                     ------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                                $(5,939,081)      $(3,218,026)     $(2,195,689)      $(13,405,714)
Adjustments to reconcile net loss to net cash used
   by operating activities:
     Depreciation and amortization                          316,082           227,373          204,373            877,875
     Issuance of stock for services or compensation         408,038           140,202          162,000            947,318
     Change in assets and liabilities:
       Prepaid expenses and other                          (111,721)           34,041          (18,866)          (133,808)
       Accounts payable                                     (61,597)           95,386           48,249            155,946
       Accrued expenses and taxes withheld                  577,098            59,230           33,677          1,059,682
                                                     ------------------------------------------------------------------------
Net cash used by operations                              (4,811,181)       (2,661,794)      (1,766,256)       (10,498,701)
                                                     ------------------------------------------------------------------------

Cash flows from investing activities
(Purchase) sale of short-term investments                (7,588,693)                -          194,280         (7,588,693)
Purchase of property and equipment, net                    (449,730)         (484,346)        (510,939)        (1,752,426)
Other                                                      (226,418)         (113,779)               -           (356,037)
                                                     ------------------------------------------------------------------------
Net cash used by investing activities                    (8,264,841)         (598,125)        (316,659)        (9,697,156)
                                                     ------------------------------------------------------------------------

Cash flows from financing activities
Proceeds from issuance of notes payable                   2,561,700         1,358,450          550,000          4,770,150
Repayment of notes payable                               (1,800,150)         (870,000)               -         (2,970,150)
Proceeds from issuance of common stock                   31,183,494         3,509,560        1,012,625         38,082,466
Exercise of warrants                                        268,218                                               268,218
                                                     ------------------------------------------------------------------------
Net cash provided by financing activities                32,213,262         3,998,010        1,562,625         40,150,684
                                                     ------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents     19,137,240           738,091         (520,290)        19,954,827
Cash and cash equivalents at beginning of period            817,587            79,496          599,786                  -
                                                     ------------------------------------------------------------------------
Cash and cash equivalents at end of period              $19,954,827       $   817,587      $    79,496        $19,954,827
                                                     ========================================================================

Supplemental disclosures of cash flow
  information
Cash paid for interest                                  $   101,312       $    38,741      $    25,084        $   165,137
                                                     ========================================================================

Conversion of fixed rate promissory notes to
 related parties and accrued interest to common
 stock                                                   $1,865,083                                            $1,865,083
                                                     ==================                                      =================

Conversion of deferred compensation to
   common stock                                         $   329,424                                           $   329,424
                                                     ==================                                    ==================
See accompanying notes.

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

1. Significant Accounting Policies

Organization and Basis of Presentation

Novoste Corporation (the "Company") was incorporated on January 8, 1987 and remained dormant until May 22, 1992 (date of inception) at which time it was capitalized. The Company is a development stage enterprise that is engaged in developing the Beta-Cath System, an intraluminal beta radiation catheter delivery system designed to reduce restenosis subsequent to percutaneous transluminal coronary angioplasty.

The majority of the Company's efforts to date have been in the organization of the Company, establishing its management team, raising capital and initiating product development. The Company's initial public offering became effective on May 23, 1996 and closed on May 29, 1996 with the issuance of 2,400,000 shares of Common Stock and net proceeds (after underwriting discounts) of $31,248,000 before related expenses of approximately $622,000. All revenues received to date have been from the sale of certain patent rights, option payments made by a potential strategic partner to the Company in exchange for the sole right for the potential partner to enter into future agreements with the Company, and contract fees. Substantially all of the Company's products are in various stages of development. To achieve profitable operations, the Company must successfully complete the development and clinical trials of its products, obtain required regulatory approvals and achieve market acceptance. There can be no assurance that these efforts will be successful.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Net Loss Per Share

The net loss per share is computed based on the weighted average number of common shares outstanding after giving effect to certain adjustments described below. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive, except that, in accordance with Securities and Exchange Commission requirements, common and common stock equivalent shares issued during the twelve-month period preceding the initial public offering in May 1996 have been included in the calculation through March 31, 1996 as if they were outstanding for all periods, using the treasury stock method and the actual initial public offering price of $14.00 per share.

Historical net loss per share information presented in accordance with generally accepted accounting principles is as follows:

                                         Years ended December 31
                                   1996             1995             1994
                             ---------------------------------------------------

Net loss per share             $    (0.91)     $    (0.87)      $    (0.77)
                             ===================================================

Shares used in computing
historical net loss per share   6,543,129       3,679,361        2,836,896
                             ===================================================

Cash and Short-Term Investments

Cash equivalents are comprised of certain highly liquid investments with maturities of less than three months. In addition to cash equivalents, the Company has investments in commercial paper that are classified as short-term (mature in more than 90 days but less than one year). Such investments are classified as held-to-maturity, as the Company has the ability and intent to hold them until maturity. Investments held-to-maturity are carried at amortized cost, adjusted for the amortization or accretion of premiums or discounts without recognition of gains or losses that are deemed to be temporary. Premiums and discounts are amortized or accreted over the life of the related instruments as an adjustment to yield using the straight-line method, which approximates the effective interest method. Interest income is recognized when earned. Fair value approximates carrying value for all cash equivalents and investments.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method based on the estimated useful lives of the related assets ranging from 5 to 7 years. Leasehold improvements are amortized over the remaining term of the related lease using the straight-line method. Repairs and maintenance are expensed as incurred.

Property and equipment is comprised of the following:

                                                  1996             1995
                                         -----------------------------------

         Furniture and fixtures              $   303,958       $  232,112
         Office equipment                        356,269          220,851
         Laboratory equipment                    134,735           98,001
         Leasehold improvements                  454,016          334,162
         Production equipment                    482,334          412,382
                                         -----------------------------------
                                               1,731,312        1,297,508
         Less: Accumulated depreciation
         and amortization                       (603,281)        (364,827)
                                         -----------------------------------
                                             $ 1,128,031       $  932,681
                                         ===================================

Other Assets

License agreements are amortized on a straight-line basis over periods ranging from fifteen to twenty years. The amortization periods are based on the lives of the license agreements or the approximate remaining lives of the related patents, whichever is appropriate. Accumulated amortization on license agreements at December 31, 1996 and 1995 totaled $65,368 and $43,569, respectively.

At December 31, 1996 other assets includes $90,000 paid to a German supplier for an option, exercisable through August 25, 2002, to purchase certain assets of the vendor for $5,000,000. Other assets also include $130,720 advanced to the same vendor. For additional discussion of these amounts see Note 3 "Commitments and Concentrations".

Research and Development

All research and development costs are charged to operations as incurred.

Patent Costs

Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred.

Stock Based Compensation

The Company grants stock options generally for a fixed number of shares to employees, directors, consultants and independent contractors with an exercise price equal to the fair value of the shares at the date of grant. The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recognized for stock option grants for which the terms are fixed. Compensation expense is recognized for increases in the estimated fair value of common stock for any stock options with variable terms.

In October 1995 the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), which changes the accounting for stock based compensation to non-employees and provides an alternative to APB 25 in accounting for stock-based compensation to employees. However, the Company elected to continue to account for stock-based compensation to employees in accordance with APB 25 and to disclose the impact of the alternative accounting (see Note 6).

Reclassification

Certain prior year expense amounts have been reclassified in the Statements of Operations for 1995 and 1994 and for the period from inception through December 31, 1996 to conform with current year classifications.

2. Consulting Agreements

The Company has agreements with the members of its Scientific Advisory Board, various consultants and others with terms ranging from one to five years. Substantially all of these agreements provide for stock grants on the agreement dates with such shares valued at the fair market value on the date of grant and include certain registration rights.

During 1996, 1995 and 1994 approximately $46,000, $21,300, and $50,000, respectively, were charged to operations as amortization of the deferred compensation capitalized under these agreements ($187,751 from inception through December 31, 1996).

3. Commitments and Concentrations

Commitments

The Company is committed under operating leases for its facility and various office equipment. Rent expense was approximately $143,192, $116,400, and $62,400 for 1996, 1995 and 1994, respectively ($416,392 from inception through December 31, 1996). The total future minimum rental payments are as follows:

                  1997                                  $174,097
                  1998                                   174,097
                  1999                                   167,692
                  2000                                    64,553
                                                    -------------
                                                        $580,439
                                                    =============

The Company has entered into a license agreement with a physician pursuant to which he is entitled to receive a royalty on the net sales of the Beta-Cath System (excluding consideration paid for the radioactive isotope), subject to a maximum of $5,000,000, to be paid in exchange for the right granted thereunder to the Company to use his name in connection with sales and marketing of the Beta-Cath System.

On January 30, 1996 the Company entered into a license agreement whereby the licensor assigned its claim to certain of the Company's technology back to the Company for royalties based on net sales (as defined in the agreement) of products derived from such technology, subject to certain minimum royalties. The royalty agreement term is consistent with the life of the related patent and applies to assignments of the patent technology to a third party. The royalty agreement provides for a reduction of the royalty fees and term of the agreement if the patent for the technology is not received within three years of execution of the agreement.

On June 27, 1996 the Company signed an agreement with a medical diagnostic engineering, development, and design company to provide products and services to be used in the Company's product development. The agreement provides for aggregate payments of $1.3 million through April 30, 1997 of which $277,000 was paid in 1996.

On November 15, 1996 an agreement was signed under which the Company agreed to advance a German supplier a monthly investment grant of 100,000 Deutsche Mark (approximately $65,000) for a period of 15 months from November 1996 through March 1998 to build and equip a production site for the exclusive production of radioactive materials to be supplied to the Company. At December 31, 1996 advances aggregated $131,000 under this agreement. All grant advances, and the amount paid for the option described in Note 1 are included in other assets and will be credited toward the purchase price of the assets upon exercise of the option. Absent the

Company's decision to exercise the option, all amounts paid to the vendor will be amortized over the three year remaining life of the agreement once production of commercial volumes of radioactive materials commences.

Concentrations of Suppliers

Significant proportions of key components and processes relating to the Company's products are purchased from single sources due to technology, availability, price, quality, and other considerations. Key components and processes currently obtained from single sources include isotopes, catheters, protective tubing for catheters, proprietary connectors, and certain plastics used in the design and manufacture of the transfer device. In the event a supply of a key single-sourced material or component were delayed or curtailed, the Company's ability to produce the related product in a timely manner could be adversely affected. The Company attempts to mitigate these risks by working closely with key suppliers regarding the Company's product needs and the maintenance of strategic inventory levels.

4. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows:

                                                        December 31,
                                                   1996              1995
                                             -----------------------------------

Deferred tax assets:
   Net operating loss carryforwards          $     5,095,822   $     2,697,752
   R&D tax credit carryforwards                      219,840           127,069
   Other                                             102,272           140,504
                                             -----------------------------------
                                                   5,417,934         2,965,325
Valuation allowance                               (5,417,934)       (2,965,325)
                                             -----------------------------------
                                             $          --      $         --
                                             ===================================

At December 31, 1996 and 1995 no deferred tax assets were recorded as their future benefit is not assured. No income taxes were paid for 1996, 1995 or 1994.

The Company has approximately $13,375,000 of net operating losses for federal income tax purposes available to offset future taxable income. Such losses expire $470,000 in 2007, $1,335,000 in 2008, $2,140,000 in 2009, $3,120,000 in
2010, and $6,310,000 in 2011 and are subject to certain limitations in the event of a change in ownership. Approximately $574,000 of the net operating loss carryforwards will result in a credit to contributed capital when recognized. Additionally, the Company has approximately $220,000 in research and development tax credits which expire $24,000 in 2008, $47,000 in 2009, $56,000 in 2010, and
$93,000 in 2011 unless utilized earlier.

5. Short-Term Debt

As of December 31, 1995 the fixed rate convertible promissory notes with related parties bore interest at the rate of 8% and were payable to certain shareholders, together with accrued interest, on June 1, 1996. At any time prior to the payment of these notes, the holders had the option to convert all or any portion of the outstanding principal balance (plus accrued interest) into Class B common stock at the rate of $3.75 per share. The conversion price of $3.75 per share was subject to adjustment in the event the Company issued or sold, or was deemed to have issued or sold, any of its common stock for consideration of less than $3.75 per share. In connection with the placement of this indebtedness, the Company issued to a third party a warrant for the purchase of 9,395 shares of common stock at $3.75 per share exercisable through December 31, 2000. The carrying amounts of the promissory notes approximated their fair values at December 31, 1995. Subsequent to December 31, 1995, the Company issued to certain other shareholders $761,550 of additional fixed rate convertible promissory notes with the same terms.

On May 28, 1996 fixed rate convertible promissory notes payable to related parties in the amount of $1,800,000 plus accrued interest of $65,083 were converted into 497,349 shares of Common Stock. On May 31, 1996 a portion of the proceeds from the initial public offering was used to pay in full fixed rate promissory notes to related parties totaling $1,500,150 and a note payable to a bank in the amount of $300,000. At December 31, 1996 there are no loans or debt outstanding.

On June 15, 1995 the Company entered into a line-of-credit arrangement for short-term debt with a bank under which the Company could borrow up to $300,000 at the prime rate plus one percent. The line-of-credit, which expired on June 15, 1996, was subject to commitment fees of .65% of the unused line-of-credit and borrowings thereunder were guaranteed up to $100,000 each by three officer/directors of the Company. No borrowings were outstanding at December 31, 1995 under this line-of credit.

6.   Shareholders' Equity

Recapitalization

On May 28, 1996 all of the 1,611,269 outstanding shares of Class B Common Stock were converted on a one-for-one basis into shares of Common Stock and accrued salaries of $320,624 were converted into 100,195 shares of Common Stock. In addition, on May 28, 1996 the holders of warrants for 1,261,899 shares made cashless exercises thereof to purchase an aggregate of 889,912 shares of Common Stock (after giving effect to the conversion on a one-for-one basis of shares of Class B Common Stock issued upon exercise of such warrants). Holders of additional warrants exercised such warrants in full to purchase 62,104 shares of Common Stock for $268,218 on or prior to May 28, 1996.

On May 28, 1996 the Company filed an amendment to its Articles of Incorporation whereby the number of authorized shares of Common Stock was increased from 14,000,000 to 25,000,000, the Class B Common Stock was eliminated and 5,000,000 shares of Preferred Stock were authorized.

Shareholder Rights Plan

On October 25, 1996 the Company's Board of Directors declared a dividend of one Right for each share of Common Stock held of record at the close of business on November 25, 1996. The Rights are generally not exercisable until 10 days after an announcement by the Company that a person has acquired at least 15% of the Company's Common Stock. Each Right, should it become exercisable, will entitle the owner to buy 1/100th of a share of new Series A participating preferred stock at an exercise price of $85. The Rights, which do not have any voting rights, may be redeemed by the Company at a price of $.01 per Right at any time prior to a person's or group's acquisition of 15% or more of the Company's common stock.

In the event the rights become exercisable as a result of the acquisition of at least 15% of the Company's Common Stock, each Right will entitle the owner, other than the acquiring person, to buy at the Rights' then current exercise price a number of shares of Common Stock with a market value equal to twice the exercise price. In addition, unless the acquiring person owns more than 50% of the outstanding shares of Common Stock, the Board of Directors may elect to exchange all outstanding Rights (other than those owned by such acquiring person or affiliates thereof) at an exchange ratio of one share of Common Stock per Right. The Rights expire on November 25, 2006 unless they are earlier exercised, redeemed, or exchanged. As a result of the adoption of the Shareholders' Rights Plan, 1,000,000 shares of authorized preferred stock have been reserved and designated as Series A Participating Preferred Stock.

Stock Option Plan

The Company's Board of Directors adopted on May 26, 1992 the Novoste Corporation Stock Option Plan (the "Plan") under which options designated as either incentive or non-qualified stock options may be issued to employees, officers, directors, consultants and independent contractors of the Company or any parent, subsidiary or affiliate of the Company. Options granted under the Plan are at prices not less than the fair market value on the date of grant and may be exercised for a period of ten years from the date of grant. Options granted under the Plan have vesting periods ranging from immediately to four years. On August 20, 1996 the Plan was amended subject to shareholder approval to include a provision for options to accelerate and become immediately and fully exercisable upon a 50% or more change in control as defined in the Amended and Restated Stock Option Plan. The Company has reserved 2,500,000 shares of Common Stock for issuance under the Plan. As of December 31, 1996 there are 248,350 shares available for issuance.

On August 20, 1996 the Stock Option and Compensation Committee of the Board of Directors of the Company adopted a Non-Employee Director Stock Option Plan, subject to shareholder approval. Concurrently, stock options covering 52,500 shares were granted, which vest over a three year period and exercises thereof are contingent upon the individuals' continued service as directors. The Company has reserved 100,000 shares of Common Stock for issuance under the Plan.

Activity under the Plans are summarized as follows:

                                     Number of       Price Per      Weighted-
                                       Share           Shares     Average Price
                                     ---------     ------------   -------------
Outstanding at January 1, 1994       1,330,125     $ .25 - 3.20
Options granted                        166,000      3.00 - 3.20
Options exercised                      (35,500)      .25 - 1.00
Options canceled                       (16,000)            3.20
                                     ---------
Outstanding at December 31, 1994     1,444,625       .25 - 3.20
Options granted                        359,750             3.20
Options exercised                       (9,300)             .25
                                     ---------
Outstanding at December 31, 1995     1,795,075       .25 - 3.20
Options granted                        209,250      8.00 -14.00      $ 10.23
Options exercised                     (174,700)     3.00 - 3.25         3.19
Options forfeited                      (17,850)            3.25         3.20
                                     ---------
Outstanding at December 31, 1996     1,811,775     $ .25 -14.00         2.29
                                     =========
Exercisable at December 31, 1996     1,267,937     $ .25 - 3.20      $  0.74
                                     =========

The following table summarizes information concerning currently outstanding and exercisable options:

              Options Outstanding                        Options Exercisable
------------------------------------------------    ----------------------------

                            Weighted
                             Average    Weighted                     Weighted
  Range of                  Remaining   Average                      Average
  Exercise      Number     Contractual  Exercise       Number        Exercise
   Prices     Outstanding     Life       Price       Exercisable      Price
------------- ----------- ------------ ---------     -----------    ---------
$  .25-$ 3.20  1,602,525      6.3      $  1.25        1,267,937       $ .74
$ 8.00-$ 9.75    143,250      9.6         8.85             --           --
$12.25-$14.00     66,000      9.6        13.22             --           --
               ---------                              ---------
               1,811,775      6.8      $  2.29        1,267,937       $ .74
               =========                              =========

On May 20, 1996 the Company amended an option to purchase 100,000 shares of Common Stock at $3.20 per share of which options for 75,000 shares had not yet become exercisable. As amended, options to purchase such 75,000 shares become exercisable at the annual rate of 25,000 shares beginning May 20, 1997, subject to acceleration upon the achievement of three specified milestones at the rate of 25,000 shares per milestone. The Company is recording total non-cash compensation expense of $810,000 ratably over the three year period ending May 19, 1999, subject to acceleration if the specified milestones are met at earlier dates; $168,750 was expensed in 1996 relating to these options.

Pro forma information regarding net loss and net loss per share is required by Statement 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method prescribed by that Statement. The fair value for options granted prior to the initial public offering was estimated at the date of grant using the Minimum Value pricing model. The fair value for options granted subsequent to the initial public offering was estimated at the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the appropriate models for 1996 and 1995: risk-free interest rates of 6.69% and 6.32%, respectively; no dividend yields; volatility factor of the expected market price of the Company's common stock of 0.928 in 1996 (not applicable in 1995); and a weighted-average expected life of the option of 6 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                               1996             1995
                                      -----------------------------------

Pro forma net loss                     $     (6,175,817)  $   (3,317,068)
Pro forma net loss per share           $          (0.92)  $        (0.71)
Weighted-average fair value of
options granted                        $            1.01  $         6.97


Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

7.   Employee Benefit Plan

Effective January 1, 1997, the Company adopted a Defined Contribution 401(k) Plan in which all employees who are at least 21 years of age are eligible to participate. Contributions of up to 15% of compensation to the 401(k) Plan will be made by employees through salary withholdings. Company contributions are discretionary.


Beta-Cath(TM) is a trademark of Novoste Corporation.

14 (a) 2. FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted because they are not applicable or not required.

14 (a) 3. EXHIBITS

See Index to Exhibits on page 46.

15. RECENT SALES OF UNREGISTERED SECURITIES

On June 28, 1996, Registrant issued 678 shares of Common Stock to Ian Crocker, M.D., for consulting services rendered in the second quarter of 1996 valued at $6,450 (or $9.50 per share).

On August 30, 1996, Registrant issued 435 shares of Common Stock to Ian Crocker, M.D., for consulting services rendered in the third quarter of 1996 valued at $4,300 (or $9.875 per share).

The foregoing transactions of Registrant were exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereunder, and all stock certificates issued in connection therewith were legended to reflect their restricted status.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 1997.

                               NOVOSTE CORPORATION

                               By: s/Thomas D. Weldon
                                   ------------------
                                     Thomas D. Weldon
                                     President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 10, 1997.

s/Norman R. Weldon                            Chairman of the Board and Director
----------------------
Norman R. Weldon, PhD.

s/Thomas D. Weldon                            President, Chief Executive Officer
----------------------                        and Director
Thomas D. Weldon                              (Principal Executive Officer)

s/David N. Gill                               Vice President-Finance and Chief
----------------------                        Financial Officer (Principal
David N. Gill                                 Financial and Accounting Officer)

s/Charles E. Larsen                           Director
----------------------
Charles E. Larsen

s/J. Stephen Holmes                           Director
----------------------
J. Stephen Holmes

s/Richard M. Johnston                         Director
----------------------
Richard M. Johnston

s/Pieter J. Schiller                          Director
----------------------
Pieter J. Schiller

s/Jack R. Kelly, Jr.                          Director
----------------------
Jack R. Kelly, Jr.

s/William E. Whitmer                          Director
----------------------
William E. Whitmer

s/Stephen I. Shapiro                          Director
----------------------
Stephen I. Shapiro

                               INDEX TO EXHIBITS

Exhibit
Numbers                           Description
-------

3.1       Articles of Incorporation of Registrant, as amended.(1)
3.2 Form of Amended and Restated Articles of Incorporation of Registrant filed on May 28, 1996.(1)
3.2(a) Copy of First Amendment to Amended and Restated Articles of Incorporation of Novoste Corporation filed with the Department of State of the State of Florida on November 1, 1996.(2)
3.3(a) Copy of Amended and Restated By-Laws of Registrant adopted December 20, 1996.
4.1       Form of Specimen Common Stock Certificate of Registrant.(1)
4.2 Registration Rights Agreement, dated July 28, 1995, by and among Registrant, Norman R. Weldon, Thomas D. Weldon, Charles E. Larsen, the Hillman Investors (as defined therein), Noro-Moseley Partners-III, L.P. and Advanced Technology Ventures IV, L.P.(1)
4.3 Registration Rights Agreement, dated April 26, 1995, between Registrant and ABS Employees' Venture Fund Limited Partnership.(1)
4.4 Registration Rights Agreement, dated September 20, 1995, between Registrant and Karen C. Vinjamuri.(1)
4.5 Stock Purchase Warrant, dated September 24, 1993, between Registrant and The Kriegsman Group.(1)
4.6 Stock Purchase Warrant, dated March 24, 1994, between Registrant and The Kriegsman Group.(1)
4.7 Stock Purchase Warrant, dated August 1995, between Registrant and The Kriegsman Group.(1)
4.9 Consulting Agreement, dated July 30, 1992, between Registrant and Spencer B. King III, M.D.(1)
4.10 Consulting Agreement, dated February 1, 1996, between Registrant and Spencer B. King III, M.D.(1)
4.11 Consulting Agreement, dated February 1, 1993, between Registrant and Harry A. Kopelman, M.D.(1)
4.12 Consulting Agreement, dated October 4, 1992, between Registrant and Robert Langer.(1)
4.13      Consulting Agreement, dated July 30, 1992, between Registrant and John
          B. Martin.(1)
4.14 Consulting Agreement, dated November 4, 1992, between Registrant and Raphael Meloul.(1)
4.15 Consulting Agreement, dated June 30, 1992, between Registrant and David O. Williams, M.D.(1)
4.16 Form of Fixed Rate Promissory Notes by Registrant, in the aggregate principal amount of $1,500,150, at the interest rate of 8.0% compounded annually.(1)
4.17(a) Form of Rights Agreement, dated as of October 25, 1996, between Novoste Corporation and American Stock Transfer & Trust Company, which includes as Exhibit B thereto the Form of Right Certificate. Pursuant to the Rights Agreement, the Right Certificates will not be mailed until after the earlier of (i) the first date of a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding Common Shares, or (ii) 10 business days following the commencement of, or announcement of an intention to commence, a tender or exchange offer the consummation of which would result in a person or group beneficially owning 15% or more of such outstanding Common Shares.(2)
4.17(b)   Summary of Rights to Purchase Preferred Shares of Novoste
          Corporation.(2)

*10.1 Copy of Stock Option Plan of Registrant, as amended as of February 28, 1997, subject to shareholder approval.
+10.2 License Agreement, dated January 30, 1996, between Emory University and Registrant.(1)
+10.3 Clinical Research Study Agreement, dated January 30, 1996, by Emory University And Registrant.(1)
+10.4 License Agreement, dated January 31, 1996, between Spencer B. King III, M.D. and Registrant.(1)
+10.5 Restenosis Therapy Project Development and Supply Agreement, dated November 28, 1994, with Registrant, relating to the supply of radioactive beta isotopes.(1)
10.6 Option to Purchase Assets Agreement dated August 22, 1995, with Registrant relating to the purchase of assets of Registrant's supplier of radioactive beta isotopes.(1)
10.7 License/Product Supply Agreement, dated as of May 11, 1992, by and among Sumitomo Bakelite Co., Ltd., Sumitomo Plastics America, Inc., Norman R. Weldon, Thomas D. Weldon, Charles E. Larsen and Registrant.(1)
10.8 Lease, dated July 9, 1992, between Weeks Master Partnership, L.P. and Registrant, as amended.(1)
10.9(a) Agreement, dated June 15, 1995, between NationsBank of Georgia, N.A. and Registrant, superseding the indebtedness originally evidenced by documents dated September 1994.(1)
10.9(b) Continuing and Unconditional Guaranty dated September 15, 1994, by Charles Larsen.(1)
10.9(c) Continuing and Unconditional Guaranty dated September 15, 1994, by Thomas D. Weldon.(1)
10.9(d)   Continuing and Unconditional Guaranty, dated June 15, 1995, by Norman
          R. Weldon.(1)
++10.10 Frame Agreement with Bebig Isotopentechnik und Umweltdiagnostik GmbH regarding purchases and investment grant
*10.11 Agreement and Release dated November 4, 1996, between Registrant and Jonathan J. Rosen, Ph.D.
*10.12 Copy of Non-Employee Director Stock Option Plan, subject to shareholder approval.
11        Computation of Per Share Earnings.
23.1 Consent of Ernst & Young LLP relating to the Registrant's Registration Statement on Form S-8 (File No. 333-12717).
27        Financial Data Schedule.

----------
+ Portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to an order granting confidential treatment.
++ Portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
(1) Filed as same numbered Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-4988).
(2) Filed as same numbered Exhibit to the Registrant's Registration Statement on Form 8-A filed on November 5, 1996.
*    Constitutes a compensatory plan, contract or arrangement.