Form 10-Q
period 1997-03-31
NOVOSTE CORP /FL/
filed 1997-04-24
CIK 1012131

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended March 31, 1997.

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

      (Item 1)       Yes  |X|         No |_|
      (Item 2)       Yes  |X|         No |_|

As of March 31, 1997, there were 8,430,375 shares of the Registrant's Common Stock outstanding.

Exhibit Index on page:  14

Total number of pages:  16

                               NOVOSTE CORPORATION

                                    FORM 10-Q

                                      INDEX

PART I.    FINANCIAL INFORMATION                                        PAGE NO.
                                                                        --------
      Item 1. Condensed Financial Statements

              Condensed Balance Sheets as of March 31, 1997
               (unaudited) and December 31, 1996                           3

              Condensed Statements of Operations (unaudited)
               for the three months ended March 31, 1997 and
               1996 and the period from inception (May 22,
               1992) through March 31, 1997                                4

              Condensed Statements of Cash Flows (unaudited)
               for the three months ended March 31, 1997 and
               1996 and the period from inception (May 22,
               1992) through March 31, 1997                                5

              Notes to Condensed Financial Statements                     6-7


      Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        8-11


PART II. OTHER INFORMATION

      Item 5. Other Information                                            12
      Item 6. Exhibits and Reports on Form 8-K                             12

SIGNATURES                                                                 13

EXHIBIT INDEX                                                              11

EXHIBIT 11 - COMPUTATION OF NET LOSS PER SHARE

EXHIBIT 27 - FINANCIAL DATA SCHEDULE

                                          NOVOSTE CORPORATION
                                      (A Development Stage Company)

                                      CONDENSED BALANCE SHEETS

                                                                     March 31,    December 31,
                                                                       1997           1996
                                                                   ------------   ------------
                                                                    (unaudited)
Assets
Current assets:
    Cash and cash equivalents                                      $ 17,572,395   $ 19,954,827
    Short-term investments                                            7,753,093      7,588,693
    Prepaid expenses                                                     83,808        126,349
                                                                   ------------   ------------
Total current assets                                                 25,409,296     27,669,869
Property and equipment, net                                           1,108,329      1,128,031
License agreements, net                                                 149,987        153,396
Other assets                                                            159,884        303,642
                                                                   ------------   ------------
                                                                   $ 26,827,496   $ 29,254,938
                                                                   ============   ============


Liabilities and shareholders' equity
Current liabilities:
    Accounts payable                                               $    321,106   $    155,946
    Accrued expenses and taxes withheld                                 502,551        665,175
                                                                   ------------   ------------
Total current liabilities                                               823,657        821,121
                                                                   ------------   ------------

Shareholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized;
     no shares issued and outstanding                                        --             --
    Common stock, $.01 par value, 25,000,000 shares authorized;
     8,435,655 and 8,257,967 issued, respectively                        84,356         82,580
    Additional paid-in capital                                       41,983,443     41,772,791
    Deficit accumulated during the development stage                (16,048,120)   (13,405,714)
                                                                   ------------   ------------
                                                                     26,019,679     28,449,657
    Less treasury stock, 5,280 shares of common stock, at cost          (15,840)       (15,840)
                                                                   ------------   ------------
Total shareholders' equity                                           26,003,839     28,433,817
                                                                   ------------   ------------
                                                                   $ 26,827,496   $ 29,254,938
                                                                   ============   ============

See accompanying notes.

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                From inception
                                        Three months ended      (May 22, 1992)
                                             March 31,         through March 31,
                                        1997          1996           1997
                                    -------------------------- -----------------
Revenues:
      Miscellaneous sales           $        --    $        --    $     290,887
Costs and expenses:
      Research and development        2,323,838        884,063       11,210,870
      General and administrative        517,098        176,965        4,604,639
      Marketing                         138,530        119,408        1,670,641
                                    -----------    -----------    -------------
                                      2,979,466      1,180,436       17,486,150
                                    -----------    -----------    -------------
Loss from operations                 (2,979,466)    (1,180,436)     (17,195,263)
                                    -----------    -----------    -------------

Interest income                         337,060          7,256        1,328,902
Interest expense                                       (37,481)        (181,759)
                                    -----------    -----------    -------------
Net loss                            $(2,642,406)   $(1,210,661)   $ (16,048,120)
                                    ===========    ===========    =============

Net loss per share                  $     (0.32)   $     (0.24)
                                     ==========    ===========

Weighted average shares outstanding   8,330,281      4,947,222
                                     ==========    ===========

See accompanying notes.

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                    From inception
                                                            For the three months    (May 22, 1992)
                                                               ended March 31,     through March 31,
                                                            1997          1996           1997
                                                       -------------  -----------  -----------------
Cash flows from operating activities
Net loss                                               $ (2,642,406)  $(1,210,661)  $(16,048,120)
Adjustments to reconcile net loss to net cash used by
      operating activities:
      Depreciation and amortization                          99,060        70,217        976,935
      Issuance of stock for services or compensation         67,500       139,511      1,014,818
      Changes in assets and liabilities:
        Prepaid expenses                                     42,541       (27,237)       (91,267)
        Accounts payable                                    165,160        85,266        321,106
        Accrued expenses and taxes withheld                (162,624)      (19,934)       897,058
                                                       ------------   -----------   ------------
Net cash used by operations                              (2,430,769)     (962,838)   (12,929,470)
                                                       ------------   -----------   ------------

Cash flows from investing activities
Purchase of short-term investments                         (164,400)           --     (7,753,093)
Purchase of property and equipment, net                     (62,910)      (83,081)    (1,815,336)
Other                                                       130,719            --       (225,318)
                                                       ------------   -----------   ------------
Net cash used by investing activities                       (96,591)      (83,081)    (9,793,747)
                                                       ------------   -----------   ------------

Cash flows from financing activities
Proceeds from issuance of notes payable                          --     1,800,000      4,770,150
Repayment of notes payable                                       --            --     (2,970,150)
Proceeds from issuance of common stock                      144,928        57,540     38,227,394
Exercise of warrants                                             --            --        268,218
                                                       ------------   -----------   ------------
Net cash provided by financing activities                   144,928     1,857,540     40,295,612
                                                       ------------   -----------   ------------
Net (decrease) increase in cash and cash equivalents     (2,382,432)      811,621     17,572,395
Cash and cash equivalents at beginning of period         19,954,827       817,587             --
                                                       ------------   -----------   ------------
Cash and cash equivalents at end of period             $ 17,572,395   $ 1,629,208   $ 17,572,395
                                                       ============   ===========   ============

Supplemental disclosures of cash flow information
Cash paid for interest                                           --   $     8,986   $    165,137
                                                       ============   ===========   ============

See accompanying notes.

                              NOVOSTE CORPORATION
                         (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1997

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

The operating results of the interim periods presented are not necessarily indicative of the results to be achieved for the year ending December 31, 1997. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996 and for the cumulative period from May 22, 1992 (inception) through December 31, 1996, included in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

Certain prior year expense amounts have been reclassified in the Statements of Operations for the three months ended March 31, 1996 and the period from inception through March 31, 1997 to conform with current year classifications.

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

Historical net loss per share information presented in accordance with GAAP for the periods affected by the above mentioned SEC requirement is as follows:

                                            Three months ended
                                                 March 31,
                                                   1996
                                                   ----

Net loss per share                              $    (0.29)
                                                ==========

Shares used in computing net loss per share      4,110,195
                                                ==========

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1997

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

Note 4. Shareholders' Equity

On May 20, 1996 the Company amended an option to purchase 100,000 shares of Common Stock at $3.20 per share of which options for 75,000 shares had not yet become exercisable. As amended, options to purchase such 75,000 shares become exercisable at the annual rate of 25,000 shares beginning May 20, 1997, subject to acceleration upon the achievement of three specified milestones at the rate of 25,000 shares per milestone. The Company is recording total non-cash compensation expense of $810,000 ratably over the three year period ending May 19, 1999, subject to acceleration if the specific milestones are met at earlier dates; $67,500 was expensed in the three months ended March 31, 1997 relating to these options.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

The statements contained in this Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and risks which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and risks include, but are not limited to, whether the Beta-Cath(TM) System, the Company's primary product in development, will prove safe and effective; whether and when the Company will obtain approval of the Beta-Cath(TM) System from the United States Food and Drug Administration ("FDA") and corresponding foreign agencies; the Company's need to achieve manufacturing scale-up in a timely manner, and its need to provide for the efficient manufacturing of sufficient quantities of its products; the Company's dependence on the Beta-Cath(TM) System as the primary source of future revenue; the lack of an alternative source of supply for the radiation source materials used in the Beta-Cath(TM) System; the Company's patent and intellectual property position; the Company's need to develop the marketing, distribution, customer service and technical support and other functions critical to the success of the Company's business plan; the effectiveness and ultimate market acceptance of the Beta-Cath(TM) System; limitations on third party reimbursement; and competition between rival developers of restenosis reduction and other products. The Company does not undertake any obligation to update or revise any forward-looking statement, made by it or on its behalf, whether as a result of new information, future events, or otherwise.

Overview

Novoste, incorporated in January 1987, was first capitalized and commenced operations in May 1992. To date the Company has been engaged primarily in research and development efforts and clinical trials in interventional cardiology, electrophysiology and critical care products. Commencing in 1994, the Company has devoted its efforts to developing the Beta-Cath(TM) System, an intraluminal beta radiation catheter delivery system designed to reduce the frequency of restenosis subsequent to percutaneous transluminal coronary angioplasty ("PTCA"). The Beta-Cath(TM) System applies localized beta radiation to the site of the vascular injury caused by a PTCA procedure and is designed to inhibit long-term cell proliferation ("hyperplasia") and vascular remodeling, each primary causes of restenosis. The Beta-Cath(TM) System was developed in collaboration with certain physicians at Emory University Hospital, including its Director of Interventional Cardiology, Dr. Spencer B. King, III.

The development, manufacture, sale and distribution of medical devices such as the Company's Beta-Cath(TM) System are subject to numerous regulations imposed by governmental authorities, principally the FDA and corresponding state and foreign agencies. The regulatory process is lengthy, expensive and uncertain. FDA approval of a Pre Market Approval ("PMA") application is required before any Beta-

Cath(TM) System can be marketed in the United States. Securing FDA approval will require submission to the FDA of extensive clinical data and technical information. The Company does not expect regulatory approval of the Beta-Cath(TM) System for sale in the United States prior to 1999 or for sale outside the United States prior to 1998, and there can be no assurance when or if such approvals will be obtained. The Company conducted a feasibility clinical trial at Emory and Rhode Island Hospital under an Investigational Device Exemption ("IDE") granted by the FDA to determine the clinical safety of the Beta-Cath(TM) System for use in coronary arteries. Patient enrollment for the clinical trial at Emory was completed on July 31, 1996 and the enrollment at Rhode Island was completed on October 25, 1996. Twenty-three patients were enrolled in the study. Six month follow-up has been completed for all patients and preliminary summary data on 18 patients revealed a restenosis rate of 17%. Three patients required target lesion revascularization (a re-opening procedure at the original treatment site) during the six month follow-up. The late loss index (a measure of how much of the angioplasty benefit is lost over six months) was 5%. In addition, no adverse clinical events relating to the Beta-Cath(TM) System were reported. The Company commenced a human clinical safety study at a single site in Canada on February 19, 1997 and anticipates commencing a similar study in The Netherlands by the end of April 1997. In addition, the Company anticipates filing an IDE supplement shortly to perform a multicenter safety and efficacy clinical trial in the United States, which is scheduled to start in the summer of 1997.

For the period since its capitalization through March 31, 1997 the Company has earned minimal non-recurring revenues and experienced significant losses in each period. At March 31, 1997 the Company had an accumulated deficit of approximately $16 million. Further, Novoste expects to continue to incur significant operating losses through at least 1998 and expects cumulative losses to increase significantly as the Company continues to initiate new research and development projects, conduct its clinical trials in the United States, Canada and Europe, seek regulatory approval or clearance for its products, expand its sales and marketing efforts in contemplation of product introduction and market development, and increase its administrative activities to support growth of the Company.

There can be no assurance that the Company's research and development efforts will be successfully completed. Additionally, as clinical testing is incomplete, there can be no assurance that the Beta-Cath(TM) System will be safe and effective. There can be no assurance that the Beta-Cath(TM) System will be approved by the FDA or any domestic or foreign government agency or that the Beta-Cath(TM) System or any other product developed by Novoste will be successfully introduced or attain any significant level of market acceptance. There can be no assurance that the Company will ever achieve either significant revenues from sales of its Beta-Cath(TM) System or ever achieve or sustain profitability.

Results of Operations

Net loss for the three months ended March 31, 1997 was $2,642,000, or ($0.32) per share, as compared to $1,211,000, or ($0.24) per share, for the three months ended March 31, 1996. The increase in net loss for the three months ended March 31, 1997 compared to the year earlier period is due to increased spending for research and development and general and administrative expenses related to the Company's development of its Beta-Cath(TM) System, offset by increased interest income earned from the investment of the net proceeds from the initial public offering in May 1996.

Revenues. No revenues were earned in the three months ended March 31, 1997 and 1996.

Research and Development Expenses. Research and development expenses increased 163% to $2,324,000 for the three months ended March 31, 1997 from $884,000 for the three months ended March 31, 1996. These increases were primarily a result of increased services provided by outside consultants in the development of the Beta-Cath(TM) System, and the reimbursement of development costs incurred by the Company's radioactive isotope supplier. The Company expects research and development expenses to continue to increase in the future as the Company initiates additional clinical trials of its Beta-Cath(TM) System in both the U.S. and selected foreign countries, and it continues the development and design of the Beta-Cath(TM) System and component parts.

General and Administrative Expenses. General and administrative expenses increased 192% to $517,000 for the three months ended March 31, 1997 from $177,000 for the three months ended March 31, 1996. These increases were primarily a result of additional personnel, higher salaries and increased costs associated with being a public company such as directors and officers liability insurance and legal and accounting fees. The Company expects general and administrative expenses to increase in the future in support of a higher level of operations.

Marketing Expenses. Marketing expenses increased 17% to $139,000 for the three months ended March 31, 1997 from $119,000 for the three months ended March 31, 1996. These increases were primarily a result of increased trade show costs and higher salaries. The Company expects sales and marketing expenses to significantly increase in the future, if and when the Beta-Cath(TM) System is approved in the U.S. and other countries.

Interest Income. Net interest income increased to $337,000 for the three months ended March 31, 1997 whereas net interest expense of $30,000 was incurred during the three months ended March 31, 1996. The increase in interest income was primarily due to the closing of the Company's initial public offering resulting in larger cash equivalents and short-term investment balances.

Liquidity and Capital Resources

The Company financed its activities since inception up to May 29, 1996, the date of the Company's initial public offering, through private placements of its Common Stock, Class B Common Stock and promissory notes. Since inception through March 31, 1997, the Company obtained funds aggregating approximately $38.2 million in net proceeds from the issuance of Common Stock and Class B Common Stock (including approximately $30.6 million in net proceeds from its initial public offering which closed in May 1996), and approximately $1.8 million in net proceeds from the issuance of convertible promissory notes.

During the three months ended March 31, 1997 and 1996, the Company used cash to fund operations of $2.4 million and $1.0 million, respectively. Cash used to fund operations since inception was approximately $12.9 million. The increase in cash used in operations was due primarily to higher expenses associated with increased research and development activities and increased general and administrative expenses to support increased operations. The Company's expenditures for equipment and improvements have aggregated $1.8 million since inception. Future cash needs for operating activities are anticipated to be higher than historical levels because of the development, manufacturing scale-up and commercialization of the Beta-Cath(TM) System, subject to the factors discussed above.

The Company's principal source of liquidity at March 31, 1997 consisted of cash, cash equivalents and short-term investments of $25.3 million. The Company did not have any credit lines available or outstanding borrowings at March 31, 1997.

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

New Accounting Pronouncements

In February 1997 the Financial Accounting Standards Board issued a new accounting pronouncement, SFAS No. 128, "Earnings per Share", which will change the current method of computing earnings per share. The new standard requires presentation of "basic earnings per share" and "diluted earnings per share" amounts, as defined. SFAS No. 128 will be effective for the Company's quarter and year ending December 31, 1997, and, upon adoption, all prior-period earnings per share data presented shall be restated to conform with the provisions of the new pronouncement. Application earlier than the Company's quarter ending December 31, 1997 is not permitted.

PART II. OTHER INFORMATION

Item 5. Other Information

Jonathan J. Rosen resigned as Vice President - Product Development of the Company effective February 28, 1997. Also on February 28, 1997 Charles E. Larsen was promoted to Chief Technical Officer from his previous position as Chief Operating Officer, and David N. Gill was promoted to Chief Operating Officer. David Gill will continue as Vice President - Finance and Chief Financial Officer.


Item 6.    Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein:

(11)         Computation of net loss per share

(27)         Financial data schedule


(b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      NOVOSTE CORPORATION


April 23, 1997                        s/Thomas D. Weldon
-----------------------------------   ------------------------------------------
Date                                  Thomas D. Weldon
                                      President & Chief Executive Officer


April 23,1997                         s/David N. Gill
-----------------------------------   ------------------------------------------
Date                                  David N. Gill
                                      Vice President - Finance,
                                      Chief Operating Officer
                                      and Chief Financial Officer
                                      (Principal Financial & Accounting Officer)

EXHIBIT INDEX

Exhibit                                                                    Page
Number                           Exhibit Description                      Number
-------                    ------------------------------------           ------

11                         Computation of net loss per share

27                         Financial data schedule