Form 10-Q
period 1997-06-30
NOVOSTE CORP /FL/
filed 1997-07-30
CIK 1012131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the quarterly period ended June 30, 1997.

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

As of July 30, 1997, there were 8,491,000 shares of the Registrant's Common Stock outstanding.

Exhibit Index on page:      16

Total number of pages:      18

                               NOVOSTE CORPORATION

                                    FORM 10-Q

                                      INDEX


PART I.    FINANCIAL INFORMATION                                       PAGE NO.

    Item 1. Condensed Financial Statements

            Condensed Balance Sheets as of June 30, 1997 (unaudited)
              and December 31, 1996                                         3

            Condensed Statements of Operations (unaudited) for the three and six months ended June 30, 1997 and 1996 and the period
              from inception (May 22, 1992) through June 30, 1997           4

            Condensed Statements of Cash Flows (unaudited) for the six months ended June 30, 1997 and 1996 and the period
              from inception (May 22, 1992) through June 30, 1997           5

            Notes to Condensed Financial Statements                         6-7


    Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           8-12


PART II.   OTHER INFORMATION

    Item 2.  Changes in Securities                                          13
    Item 4.  Submission of Matters to a Vote of Security Holders           13-14
    Item 6.  Exhibits and Reports on Form 8-K                               14


SIGNATURES                                                                  15

EXHIBIT INDEX                                                               16

EXHIBIT 11 - COMPUTATION OF NET LOSS PER SHARE                              17

EXHIBIT 27 - FINANCIAL DATA SCHEDULE                                        18

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS

                                                                                  June 30,     December 31,
                                                                                    1997           1996
                                                                                ------------   ------------
                                                                                 (unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                   $ 16,430,314   $ 19,954,827
    Short-term investments                                                         5,552,358      7,588,693
    Prepaid expenses                                                                 185,087        126,349
                                                                                ------------   ------------
Total current assets                                                              22,167,759     27,669,869
Property and equipment, net                                                        1,014,574      1,128,031
License agreements, net                                                              146,578        153,396
Other assets                                                                         237,471        303,642
                                                                                ------------   ------------
                                                                                $ 23,566,382   $ 29,254,938
                                                                                ============   ============

Liabilities and shareholders' equity
Current liabilities:
    Accounts payable                                                            $     23,855   $    155,946
    Accrued expenses and taxes withheld                                              700,019        665,175
                                                                                ------------   ------------
Total current liabilities                                                            723,874        821,121
                                                                                ------------   ------------

Shareholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized;
       no shares issued and outstanding                                                   --             --
    Common stock, $.01 par value, 25,000,000 shares authorized;
      8,471,780 and 8,257,967 shares issued, respectively                             84,718         82,580
    Additional paid-in capital                                                    42,235,072     41,772,791
    Deficit accumulated during the development stage                             (19,453,442)   (13,405,714)
                                                                                ------------   ------------
                                                                                  22,866,348     28,449,657
    Less treasury stock, 5,780 and 5,280 shares of common stock, respectively,
      at cost                                                                        (23,840)       (15,840)
                                                                                ------------   ------------
Total shareholders' equity                                                        22,842,508     28,433,817
                                                                                ------------   ------------
                                                                                $ 23,566,382   $ 29,254,938
                                                                                ============   ============


See accompanying notes.

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                                              From inception
                                          Three months ended           Six months ended       (May 22, 1992)
                                               June 30,                    June 30,          through June 30,
                                          1997          1996         1997          1996           1997
                                     -------------------------   --------------------------  --------------
Miscellaneous revenues               $    29,313   $        --   $    29,313   $         --   $    320,200
Costs and expenses:
     Research and development          3,157,439       761,218     5,481,277      1,645,280     14,368,309
     General and administrative          443,023       518,035       960,121        695,000      5,047,662
     Marketing                           152,137        92,612       290,667        212,021      1,822,778
                                     -----------   -----------   -----------   ------------   ------------
                                       3,752,599     1,371,865     6,732,065      2,552,301     21,238,749
                                     -----------   -----------   -----------   ------------   ------------
Loss from operations                  (3,723,286)   (1,371,865)   (6,702,752)    (2,552,301)   (20,918,549)
                                     -----------   -----------   -----------   ------------   ------------

Interest income                          317,964        98,539       655,024        105,795      1,646,866
Interest expense                              --            --            --        (37,481)      (181,759)
                                     -----------   -----------   -----------   ------------   ------------
Net loss                             ($3,405,322)  ($1,273,326)  ($6,047,728)  ($ 2,483,987)  ($19,453,442)
                                     ===========   ===========   ===========   ============   ============

Net loss per share                   ($     0.40)  ($     0.22)  ($     0.72)  ($      0.49)
                                     ===========   ===========   ===========   ============

Weighted average shares outstanding    8,453,621     5,744,241     8,393,106      5,089,711
                                     ===========   ===========   ===========   ============


See accompanying notes.

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                     From inception
                                                            For the six months       (May 22, 1992)
                                                              ended June 30,        through June 30,
                                                           1997           1996           1997
                                                       ------------   ------------  ----------------
Cash flows from operating activities
Net loss                                               ($ 6,047,728)  ($ 2,483,987)  ($19,453,442)
Adjustments to reconcile net loss to net cash used by
     operating activities:
     Depreciation and amortization                          199,717        142,903      1,077,592
     Issuance of stock for services or compensation         135,000        173,261      1,082,318
     Changes in assets and liabilities:
       Prepaid expenses                                     (58,738)      (259,943)      (192,546)
       Accounts payable                                    (132,091)        63,130         23,855
       Accrued expenses and taxes withheld                   34,844        284,983      1,094,526
       Other                                                130,719             --       (225,318)
                                                       ------------   ------------   ------------
Net cash used by operations                              (5,738,277)    (2,079,653)   (16,593,015)
                                                       ------------   ------------   ------------

Cash flows from investing activities
Maturity (Purchase) of short-term investments             2,036,335       (982,647)    (5,552,358)
Purchase of property and equipment, net                     (53,365)      (193,975)    (1,805,791)
                                                       ------------   ------------   ------------
Net cash provided by (used by) investing activities       1,982,970     (1,176,622)    (7,358,149)
                                                       ------------   ------------   ------------

Cash flows from financing activities
Proceeds from issuance of notes payable                          --      2,561,700      4,770,150
Repayment of notes payable                                       --     (1,800,150)    (2,970,150)
Proceeds from issuance of common stock                      230,794     30,671,210     38,313,260
Exercise of warrants                                             --        208,218        268,218
                                                       ------------   ------------   ------------
Net cash provided by financing activities                   230,794     31,640,978     40,381,478
                                                       ------------   ------------   ------------
Net (decrease) increase in cash and cash equivalents     (3,524,513)    28,384,703     16,430,314
Cash and cash equivalents at beginning of period         19,954,827        817,587             --
                                                       ------------   ------------   ------------
Cash and cash equivalents at end of period             $ 16,430,314   $ 29,202,290   $ 16,430,314
                                                       ============   ============   ============

Supplemental disclosures of cash flow information
Cash paid for interest                                           --   $    101,032   $    165,137
                                                       ============   ============   ============


See accompanying notes.

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1997

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

Certain prior year expense amounts have been reclassified in the Statements of Operations for the three and six months ended June 30, 1996 and the period from inception through June 30, 1997 to conform with current year classifications.

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

Historical net loss per share information presented in accordance with GAAP for the periods affected by the above mentioned SEC requirement is as follows:

                                                              Six months ended
                                                                  June 30,
                                                                    1996
                                                                    ----
Net loss per share                                                 ($0.50)
                                                                   ======

Shares used in computing net loss per share                     4,927,140
                                                                =========

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1997

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

Note 4.  Shareholders' Equity

On May 20, 1996 the Company amended an option to purchase 100,000 shares of Common Stock at $3.20 per share of which options for 75,000 shares had not yet become exercisable. As amended, options to purchase such 75,000 shares become exercisable at the annual rate of 25,000 shares beginning May 20, 1997, subject to acceleration upon the achievement of three specified milestones at the rate of 25,000 shares per milestone. The Company is recording total non-cash compensation expense of $810,000 ratably over the three year period ending May 19, 1999, subject to acceleration if the specific milestones are met at earlier dates. The Company expensed $67,500 and $135,000 relating to these options in the three and six months ended June 30, 1997, respectively, and $34,000 in the six months ended June 30, 1996.

Note 5.  Miscellaneous Revenue

On May 15, 1997 the Company sold all of the technology, intellectual property and equipment relating to the "Pulse Plus" blood containment device product line for $130,000 in cash and a continuing royalty. During each 12-month period following the date of the first sale of the device (the "Royalty Period"), the Company shall receive a royalty equal to $.10 per unit on the initial 500,000 units sold and $.08 per unit on all units sold in excess of 500,000. The purchaser guaranteed minimum royalty payments of $10,000 for the first Royalty Period, $20,000 for the second Royalty Period and $30,000 in the third Royalty Period. Royalties shall cease with the expiration of the last related patent. The net book value of the equipment sold was $100,687 and the Company recorded a $29,313 gain on the sale as miscellaneous revenue during the period ending June 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

The statements contained in this Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and risks which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Some of these risks are discussed below in the section "Certain Factors That May Impact Future Operations." Additional risk factors are discussed in "Item 1 - Business" of the Company's Form 10-K and other reports filed by the Company from time to time on Forms 10-Q and 8-K. The Company does not undertake any obligation to update or revise any forward-looking statement, made by it or on its behalf, whether as a result of new information, future events, or otherwise.

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

The development, manufacture, sale and distribution of medical devices such as the Company's Beta-Cath(TM) System are subject to numerous regulations imposed by governmental authorities, principally the FDA and corresponding state and foreign agencies. The regulatory process is lengthy, expensive and uncertain. FDA approval of a Pre Market Approval ("PMA") application is required before any Beta-Cath(TM) System can be marketed in the United States. Securing FDA approval will require submission to the FDA of extensive clinical data and technical information. The Company does not expect regulatory approval of the Beta-Cath(TM) System for sale in the United States prior to the later half of 1999 or for sale outside the United States prior to the later half of 1998, and there can be no assurance when or if such approvals will be obtained. The Company conducted a feasibility clinical trial at Emory and Rhode Island Hospitals under an Investigational Device Exemption ("IDE") granted by the FDA to determine the clinical safety of the Beta-Cath(TM) System for use in coronary arteries. Patient enrollment for the clinical trial at Emory was completed on July 31, 1996 and the enrollment at Rhode Island was completed on October 25, 1996. Twenty-three patients were enrolled in the study. Six month follow-up has been completed for all patients and preliminary summary data on 18 patients revealed a restenosis rate of 17%. Three patients required target lesion revascularization (a re-opening procedure at the original treatment site) during the six month follow-up. The late loss index (a measure of how much of the angioplasty benefit is lost over six months) was 5%. In addition, no adverse clinical events relating to the Beta-Cath(TM) System were reported. The Company completed enrollment for a 30 patient human clinical safety study at a single site in Canada on June 10, 1997 and commenced enrollment for a human clinical safety trial in The Netherlands on April 30, 1997. As of July 24, 1997, 12 of the planned 30 patients at the site in The Netherlands had been enrolled. Additionally, on July 3, 1997, the Company received an IDE from the FDA to perform a randomized, placebo-controlled multicenter trial of the Beta-Cath(TM) System to support a Premarket Approval application in the United States. This trial is expected to commence shortly.

For the period since its capitalization through June 30, 1997 the Company has earned minimal non-recurring revenues and experienced significant losses in each period. At June 30, 1997 the Company had an accumulated deficit of approximately $19.5 million. Novoste expects to continue to incur significant operating losses through at least 1998 and expects cumulative losses to increase significantly as the Company continues to initiate new research and development projects, conduct its clinical trials in the United States, Canada and Europe, seek regulatory approval or clearance for its products, expand its sales and marketing efforts in contemplation of product introduction and market development, and increase its administrative activities to support growth of the Company.

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

Results of Operations

Net loss for the three months ended June 30, 1997 was $3,405,000, or ($0.40) per share, as compared to $1,273,000, or ($0.22) per share, for the three months ended June 30, 1996. Net loss for the six months ended June 30, 1997 was $6,048,000, or ($0.72) per share, as compared to $2,484,000 or ($0.49) per share for the year earlier period. The increase in net loss for the three and six months ended June 30, 1997 compared to the year earlier periods is primarily due to increased spending for research and development as well as increased marketing, general and administrative expenses related to the Company's development of its Beta-Cath(TM) System, offset by increased interest income earned from the investment of the net proceeds from the initial public offering in May 1996.

Revenues. Miscellaneous revenues were $29,000 for the three and six months ended June 30, 1997. No revenue was earned in the same period in 1996. This increase was due to the sale of a product line (see Note 5 to the Condensed Financial Statements).

Research and Development Expenses. Research and development expenses increased 315% to $3,157,000 for the three months ended June 30, 1997 from $761,000 for the three months ended June 30, 1996. For the six months ended June 30, 1997, research and development expenses increased 233% to $5,481,000 from $1,645,000 for the same period in 1996. These increases were primarily a result of (a) a milestone payment of 617,000 DM ($360,000) in June 1997 to the Company's radioactive isotope supplier upon meeting delivery requirements, (b) reimbursement to the same supplier of costs to increase production capacity aggregating $365,000 during the six month period, (c) the increased size of the Company's research and development staff and (d) services provided by outside consultants in the development of the Beta-Cath(TM) System. The Company expects research and development expenses to continue to increase in the immediate future as the Company initiates additional clinical trials of its Beta-

Cath(TM) System in both the U.S. and selected foreign countries, and it continues the development and design of the Beta-Cath(TM) System and component parts.

General and Administrative Expenses. General and administrative expenses decreased 14% to $443,000 for the three months ended June 30, 1997 from $518,000 for the three months ended June 30, 1996. This decrease for the three month period is primarily due to ancillary expenses to the Company's initial public offering in May 1996 which did not occur in 1997. For the six months ended June 30, 1997 general and administrative expenses increased 38% to $960,000 from $695,000 for the same period in 1996. This increase for the six month period was primarily a result of additional personnel, higher salaries and increased costs associated with being a public company such as directors and officers liability insurance, legal and accounting fees. The Company expects general and administrative expenses to increase in the future in support of a higher level of operations.

Marketing Expenses. Marketing expenses increased 63% to $152,000 for the three months ended June 30, 1997 from $93,000 for the three months ended June 30, 1996. For the six months ended June 30, 1997, marketing expenses increased 37% to $291,000 from $212,000 for the same period in 1996. These increases were primarily the result of increased trade show costs, consulting fees and higher salaries. The Company expects sales and marketing expenses to significantly increase in the future, if and when the Beta-Cath(TM) System is approved in the U.S. and other countries.

Interest Income. Net interest income increased 221% to $318,000 for the three months ended June 30, 1997 from $99,000 for the three months ended June 30, 1996. For the six months ended June 30, 1997 interest income increased 863% to $655,000 from $68,000 for the same period in 1996. The increase in interest income was primarily due to larger cash equivalents and short-term investment balances arising from the initial public offering.

Liquidity and Capital Resources

The Company financed its activities since inception up to May 23, 1996, the date of the Company's initial public offering, through private placements of its Common Stock, Class B Common Stock and promissory notes. Since inception through June 30, 1997, the Company obtained funds aggregating approximately $38.3 million in net proceeds from the issuance of Common Stock and Class B Common Stock (including approximately $30.6 million in net proceeds from its initial public offering), and approximately $1.8 million in net proceeds from the issuance of convertible promissory notes.

During the six months ended June 30, 1997 and 1996 the Company used cash to fund operations of $5.7 million and $2.1 million, respectively. Cash used to fund operations since inception was approximately $16.6 million. The increase in cash used in operations was due primarily to higher expenses associated with increased research and development activities and increased general and administrative expenses to support increased operations. The Company's expenditures for equipment and improvements have aggregated $1.8 million since inception. Future cash needs for operating activities are anticipated to be higher than historical levels because of the development, manufacturing scale-up and commercialization of the Beta-Cath(TM) System, subject to the factors discussed below.

The Company's principal source of liquidity at June 30, 1997 consisted of cash, cash equivalents and short-term investments of $22.0 million. The Company did not have any credit lines available or outstanding borrowings at June 30, 1997.

The Company anticipates that its operating losses will continue through at least 1998 because it plans to expend substantial resources in funding clinical trials in support of regulatory approvals, and continues to expand research and development and marketing activities. Novoste believes that current cash balances and short-term investments, together with interest thereon, will be sufficient to meet the Company's operating and capital requirements through the second quarter of 1998. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's clinical research and product development programs; the receipt of and the time required to obtain regulatory clearances and approvals; the resources required to gain approvals; the resources the Company devotes to the development, manufacture and marketing of its products; the resources required to hire and develop a direct sales force in the United States, develop distributors internationally, and to expand manufacturing capacity; market acceptance and demand for its products; and other factors. Novoste may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. There can be no assurance that additional financing, if required, will be available on satisfactory terms, or at all.

Certain Factors That May Impact Future Operations

Dependence on the Beta-Cath System. The Company has elected to focus its resources on the continued development and refinement of the Beta-Cath(TM) System. The Company expects in the future to derive substantially all of its revenue from the Beta-Cath(TM) System. If the Company is unable to obtain requisite regulatory approvals or to achieve commercial acceptance of the Beta-Cath(TM) System, the Company's business, financial condition and results of operations will be materially and adversely affected and could result in cessation of the Company's current business.

Early Stages of Clinical Trials. The Company is currently at an early stage of clinical testing. Clinical data obtained to date are insufficient to demonstrate the safety and efficacy of this product under applicable FDA regulatory guidelines. There can be no assurance that the Beta-Cath(TM) System will prove to be safe and effective in clinical trials under applicable United States or international regulatory guidelines or that additional modifications to the Company's product will not be necessary. In addition, the clinical trials may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory or reimbursement approvals.

Limited Sales, Marketing and Distribution Experience. At present the Company has no sales and a limited marketing capability. The Company intends to sell its products in the United States directly and outside the United States through international distributors and corporate partners. There can be no assurance that the Company will be able to recruit and train adequate sales and marketing personnel to successfully commercialize the Beta-Cath(TM) System in the United States. The inability to recruit or retain suitable international distributors or corporate partners could also have a material adverse effect on the Company's business, financial condition and results of operations. The Company also intends to select one or more established market leaders in the radioisotope business to inventory and deliver the radiation sources and provide related training, testing and support services to hospitals in both the United States and international markets. The inability to recruit or retain one or more such entities for this purpose could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on a Key Supplier. The Company currently purchases all radiation source materials from a single supplier. The Company believes that because of the technical expertise and capital investment required to manufacture the radiation source materials, it could be extremely difficult and expensive to find an alternate source of supply. Any failure or disruption in the ability of the supplier to provide the radiation source materials could have a material adverse effect on the business, financial condition and results of operations of the Company.

Patents and Proprietary Rights. The Company's success will depend, in part, on its ability to obtain patent protection for its products, preserve its trade secrets through copyrights and confidentiality agreements, and operate without infringing the proprietary rights of others. The Company's strategy is to actively pursue patent protection in the United States and foreign jurisdictions for technology that it believes to be proprietary and that offers a potential competitive advantage for its products. The Company received a Notice of Allowance from the U.S. Patent and Trademark Office ("USPTO"), indicating that the Company's first patent application for its Beta-Cath(TM) System has been allowed for issuance as a United States patent. The Company also holds eight issued United States patents and two issued foreign patents, and has twelve United States patent applications pending and has filed, or will file, counterpart applications in several foreign countries. Failure by the Company to protect, defend and maintain such intellectual property rights could have a material adverse effect on the Company's business, financial condition and results of operations.

Product Development. The focus of the Company's current development efforts is to design future generation components of the Beta-Cath(TM) System. The medical device industry is characterized by rapid and significant technological change. Therefore, the Company's future success will depend in a large part on the Company's ability to continue to respond to such changes, as well as expand the applications for which its products are used, through the timely development and successful introduction of enhanced and new versions of its Beta-Cath(TM) System. Product research and development will require substantial expenditures and will be subject to inherent risks, and there can be no assurance that any new product introduced will receive regulatory approval or will be commercially successful.

Highly Competitive Market; Risk of Alternative Therapies. Competition in the medical device industry, and specifically the markets for cardiovascular devices, is intense. Many companies are developing devices and therapies to improve the outcome of coronary revascularization procedures and to reduce the frequency of restenosis, such as coronary stents. Other companies have various radiation therapy products under development to reduce restenosis. In addition, drugs, gene therapy and other minimally invasive catheter-based procedures are currently being developed. Many of the Company's competitors and potential competitors have substantially greater financial resources than the Company and also have greater resources and expertise in the areas of research and development, obtaining regulatory approvals, manufacturing and marketing. There can be no assurance that the Company's competitors will not succeed in developing, marketing and distributing technologies and products that are more effective than those developed and marketed by the Company or that would render the Company's technology and products obsolete or noncompetitive. Additionally, there is no assurance that the Company will be able to compete effectively against such competitors in terms of manufacturing, marketing and sales.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities

(c)   Sale of Unregistered Securities

      On April 17, 1997 the Company granted David O. Williams, M.D., 6,250 shares of restricted common stock valued at $90,625 (or $14.50 per share) as payment for consulting services to be rendered from July 1997 through February 2000.

      The foregoing transaction of the Registrant was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereunder, and all stock certificates issued in connection therewith were legended to reflect their restricted status.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Company held its annual meeting of stockholders on June 20, 1997 and solicited votes by proxy in connection with such meeting.

(c)   The following matters were approved by the shareholders:

      (i)   The approval of the following nominees to the Board of Directors:
            6,779,502 in favor, 2,500 withheld, and 0 broker non-votes for J. Stephen Holmes; 6,779,702 in favor, 2,300 withheld, and 0 broker non-votes for William E. Whitmer; and 6,756,552 in favor, 25,450 withheld, and 0 broker non-votes for Stephen I. Shapiro.

      (ii) The ratification of amendments to the Company's Amended and Restated Stock Option Plan (the "Plan Amendments"), which Plan Amendments (a) increase the number of shares of Common Stock reserved for issuance thereunder by 200,000 shares to 2,700,000 shares, (b) allow for the adoption and administration of such Plan by a Stock Option and Compensation Committee (the "Committee") of the Board of Directors comprised only of two or more "Non-Employee Directors" as defined by the securities laws and regulations, (c) increase the maximum number of shares from 50,000 to 100,000 with respect to options that may be granted to any person or entity eligible within one calendar year,
            (d) eliminate the granting of non-qualified stock options (a "NQSO") to Outside Directors (as defined by such Plan) of the Company, (e) define "Change in Control" of the Company and allow for the immediate vesting of options upon a Change in Control, (f) allow for the transferability of NQSOs as determined by the Committee and (g) revise the provisions relating to the amendment or termination of such a plan. Shareholders approved Plan Amendments by votes as follows: 6,520,569 in favor, 171,510 against, 10,829 abstained, and 77,793 broker non-votes.

      (iii) The adoption of the Non-Employee Director Stock Option Plan (the "Director Plan"), which Director Plan authorizes the granting of an aggregate of 100,000 NQSOs to Non-Employee Directors of the Company. Shareholders approved Plan Amendments by votes as follows: 6,578,790 in favor, 169,960 against, 10,699 abstained, and 22,553 broker non-votes.

      (iv) The ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 1997. The proposal received 6,775,904 votes in favor, 4,140 against, 1,958 abstained, and 0 broker non-votes.


Item 6. Exhibits and Reports on Form 8-K

(a)   The following exhibits are included herein:

      (11)  Computation of net loss per share

      (27)  Financial data schedule

(b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      NOVOSTE CORPORATION


July 30, 1997                             s/Thomas D. Weldon
------------------                    -------------------------------------
Date                                  Thomas D. Weldon
                                      President & Chief Executive Officer


July 30, 1997                             s/David N. Gill
------------------                    -------------------------------------
Date                                  David N. Gill
                                      Vice President - Finance,
                                      Chief Operating Officer
                                      and Chief Financial Officer
                                      (Principal Financial & Accounting Officer)

EXHIBIT INDEX

Exhibit                                                                Page
Number          Exhibit Description                                   Number
------          -------------------                                   ------

11              Computation of net loss per share                       17

27              Financial data schedule                                 18