Form 10-Q
period 1997-09-30
NOVOSTE CORP /FL/
filed 1997-10-17
CIK 1012131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the quarterly period ended September 30, 1997.

|_| Transition period pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the transition period from _____________ to ______________.


                                     0-20727
                                     -------
                            (Commission File Number)

                               Novoste Corporation
                               -------------------
             (Exact Name of Registrant as Specified in Its Charter)


                  Florida                                       59-2787476
         -------------------------------                     ----------------
         (State or Other Jurisdiction of                     (I.R.S. Employer
         Incorporation or Organization)                     Identification No.)

         4350-C International Blvd., Norcross, GA                  30093
         ----------------------------------------                ----------
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

As of October 16, 1997, there were 8,524,925 shares of the Registrant's Common Stock outstanding.

Exhibit Index on page:   16

Total number of pages:  18

                               NOVOSTE CORPORATION

                                    FORM 10-Q

                                      INDEX


PART I.    FINANCIAL INFORMATION                                        PAGE NO.
                                                                        --------
    Item 1. Condensed Financial Statements

            Condensed Balance Sheets as of September 30, 1997 (unaudited)
                and December 31, 1996                                          3

            Condensed Statements of Operations (unaudited) for the three and nine months ended September 30, 1997 and 1996 and the
              period from inception (May 22, 1992) through
              September 30, 1997                                               4

            Condensed Statements of Cash Flows (unaudited) for the nine months ended September 30, 1997 and 1996 and the period
                from inception (May 22, 1992) through September 30, 1997       5

            Notes to Condensed Financial Statements                          6-7


    Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          8-13


PART II.   OTHER INFORMATION

    Item 5.  Other Matters                                                    14
    Item 6.  Exhibits and Reports on Form 8-K                                 14


SIGNATURES                                                                    15

EXHIBIT INDEX                                                                 16

EXHIBIT 11 - COMPUTATION OF NET LOSS PER SHARE                                17

EXHIBIT 27  - FINANCIAL DATA SCHEDULE                                         18

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS

                                                                                September 30,  December 31,
                                                                                    1997           1996
                                                                                ------------   ------------
                                                                                 (unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                   $ 15,737,474   $ 19,954,827
    Short-term investments                                                         3,961,633      7,588,693
    Prepaid expenses                                                                 148,214        126,349
                                                                                ------------   ------------
Total current assets                                                              19,847,321     27,669,869
Property and equipment, net                                                        1,068,197      1,128,031
License agreements, net                                                              143,168        153,396
Other assets                                                                         215,664        303,642
                                                                                ------------   ------------
                                                                                $ 21,274,350   $ 29,254,938
                                                                                ============   ============
Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                                            $    306,537   $    155,946
    Accrued expenses and taxes withheld                                            1,474,516        665,175
                                                                                ------------   ------------
Total current liabilities                                                          1,781,053        821,121
                                                                                ------------   ------------
Shareholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized;
       no shares issued and outstanding                                                   --             --
    Common stock, $.01 par value, 25,000,000 shares authorized; 8,502,930 and
      8,257,967 shares issued, respectively                                           85,029         82,580
    Additional paid-in capital                                                    42,405,272     41,772,791
    Deficit accumulated during the development stage                             (22,973,164)   (13,405,714)
                                                                                ------------   ------------
                                                                                  19,517,137     28,449,657
    Less treasury stock, 5,780 and 5,280 shares of common stock, respectively,
      at cost                                                                        (23,840)       (15,840)
                                                                                ------------   ------------
Total shareholders' equity                                                        19,493,297     28,433,817
                                                                                ------------   ------------
                                                                                $ 21,274,350   $ 29,254,938
                                                                                ============   ============

See accompanying notes.

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                                                 From inception
                                          Three months ended            Nine months ended        (May 22, 1992)
                                             September 30,                 September 30,       through September 30,
                                         1997           1996           1997           1996            1997
                                     ---------------------------   --------------------------- ---------------------
Miscellaneous revenues               $         --   $         --   $     29,313   $         --     $    320,200

Costs and expenses:
     Research and development           3,137,301      1,153,791      8,618,578      2,799,071       17,505,610
     General and administrative           382,484        396,872      1,342,605      1,091,872        5,430,146
     Marketing                            284,723        129,147        575,390        341,168        2,107,501
                                     ------------   ------------   ------------   ------------     ------------
                                        3,804,508      1,679,810     10,536,573      4,232,111       25,043,257
                                     ------------   ------------   ------------   ------------     ------------
Loss from operations                   (3,804,508)    (1,679,810)   (10,507,260)    (4,232,111)     (24,723,057)
                                     ------------   ------------   ------------   ------------     ------------
Interest income                           284,786        404,277        939,810        559,642        1,931,652
Interest expense                               --           (280)            --        (87,331)        (181,759)
                                     ------------   ------------   ------------   ------------     ------------
Net loss                             ($ 3,519,722)  ($ 1,275,813)  ($ 9,567,450)  ($ 3,759,800)    ($22,973,164)
                                     ============   ============   ============   ============     ============
Net loss per share                   ($      0.41)  ($      0.16)  ($      1.14)  ($      0.60)
                                     ============   ============   ============   ============
Weighted average shares outstanding     8,489,546      8,086,006      8,375,739      6,275,378
                                     ============   ============   ============   ============


See accompanying notes.

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                      From inception
                                                           For the nine months         (May 22, 1992)
                                                           ended September 30,      through September 30,
                                                           1997           1996               1997
                                                       ------------   ------------  ---------------------
Cash flows from operating activities
Net loss                                               ($ 9,567,450)  ($ 3,759,800)      ($22,973,164)
Adjustments to reconcile net loss to net cash used by
     operating activities:
     Depreciation and amortization                          310,150        223,647          1,188,025
     Issuance of stock for services or compensation         202,500        248,076          1,149,818
     Changes in assets and liabilities:
       Prepaid expenses                                     (21,865)      (187,736)          (155,673)
       Accounts payable                                     150,591         59,632            306,537
       Accrued expenses and taxes withheld                  809,341        152,954          1,869,023
       Other                                                130,719             --           (225,318)
                                                       ------------   ------------       ------------
Net cash used by operations                              (7,986,014)    (3,263,227)       (18,840,752)
                                                       ------------   ------------       ------------

Cash flows from investing activities
Maturity (purchase) of short-term investments             3,627,060     (2,977,365)        (3,961,633)
Purchase of property and equipment, net                    (192,204)      (305,234)        (1,944,630)
                                                       ------------   ------------       ------------
Net cash provided by (used by) investing activities       3,434,856     (3,282,599)        (5,906,263)
                                                       ------------   ------------       ------------

Cash flows from financing activities
Proceeds from issuance of notes payable                          --      2,561,700          4,770,150
Repayment of notes payable                                       --     (1,800,150)        (2,970,150)
Proceeds from issuance of common stock                      333,805     31,023,428         38,684,489
                                                       ------------   ------------       ------------
Net cash provided by financing activities                   333,805     31,784,978         40,484,489
                                                       ------------   ------------       ------------
Net (decrease) increase in cash and cash equivalents     (4,217,353)    25,239,152         15,737,474
Cash and cash equivalents at beginning of period         19,954,827        817,587                 --
                                                       ============   ============       ============
Cash and cash equivalents at end of period             $ 15,737,474   $ 26,056,739       $ 15,737,474
                                                       ============   ============       ============

Supplemental disclosures of cash flow information
Cash paid for interest                                           --   $    101,312       $    165,137
                                                       ============   ============       ============

See accompanying notes.

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               September 30, 1997

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

Certain prior year expense amounts have been reclassified in the Statements of Operations for the three and nine months ended September 30, 1996 and the period from inception through September 30, 1997 to conform with current year classifications.

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

Historical net loss per share information presented in accordance with GAAP for the period affected by the above mentioned SEC requirement is as follows:

                                                          Nine months ended
                                                            September 30,
                                                                1996
                                                                ----

Net loss per share                                             ($0.63)
                                                               ======

Shares used in computing net loss per share                   6,002,227
                                                              =========

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                               September 30, 1997

In February 1997 the Financial Accounting Standards Board issued a new accounting pronouncement, SFAS No. 128, "Earnings per Share", which will change the current method of computing earnings per share. The new standard requires presentation of "basic earnings per share" and "diluted earnings per share" amounts, as defined. SFAS No. 128 will be effective for the Company's quarter and year ending December 31, 1997, and, upon adoption, all prior-period earnings per share data presented shall be restated to conform with the provisions of the new pronouncement. Application earlier than the Company's quarter ending December 31, 1997 is not permitted. The adoption of SFAS No. 128 is not anticipated to have a material impact on operations.

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

Note 4. Shareholders' Equity

On May 20, 1996 the Company amended an option to purchase 100,000 shares of Common Stock at $3.20 per share of which options for 75,000 shares had not yet become exercisable. As amended, options to purchase such 75,000 shares become exercisable at the annual rate of 25,000 shares beginning May 20, 1997, subject to acceleration upon the achievement of three specified milestones at the rate of 25,000 shares per milestone. The Company is recording total non-cash compensation expense of $810,000 ratably over the three year period ending May 19, 1999, subject to acceleration if the specific milestones are met at earlier dates. The Company expensed $67,500 and $202,500 relating to these options in the three and nine months ended September 30, 1997, respectively, and $67,500 and $248,000 in the three and nine months ended September 30, 1996, respectively.

Note 5. Miscellaneous Revenue

On May 15, 1997 the Company sold all of the technology, intellectual property and equipment relating to the "Pulse Plus" blood containment device product line for $130,000 in cash and a continuing royalty. During each 12-month period following the date of the first sale of the device (the "Royalty Period"), the Company shall receive a royalty equal to $.10 per unit on the initial 500,000 units sold and $.08 per unit on all units sold in excess of 500,000. The purchaser guaranteed minimum royalty payments of $10,000 for the first Royalty Period, $20,000 for the second Royalty Period and $30,000 in the third Royalty Period. Royalties shall cease with the expiration of the last related patent. The net book value of the equipment sold was $100,687 and the Company recorded a $29,313 gain on the sale as miscellaneous revenue in the nine months ended September 30, 1997.

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

The development, manufacture, sale and distribution of medical devices such as the Company's Beta-Cath(TM) System are subject to numerous regulations imposed by governmental authorities, principally the FDA and corresponding state and foreign agencies. The regulatory process is lengthy, expensive and uncertain. FDA approval of a Pre Market Approval ("PMA") application is required before any Beta-Cath(TM) System can be marketed in the United States. Securing FDA approval will require submission to the FDA of extensive clinical data and technical information. The Company does not expect regulatory approval of the Beta-Cath(TM) System for sale in the United States prior to 2000 or for sale outside the United States prior to the latter half of 1998, and there can be no assurance when or if such approvals will be obtained. The Company conducted a feasibility clinical trial at Emory and Rhode Island Hospitals under an Investigational Device Exemption ("IDE") granted by the FDA to determine the clinical safety of the Beta-Cath(TM) System for use in coronary arteries.

Patient enrollment for the clinical trial at Emory was completed on July 31, 1996 and the enrollment at Rhode Island was completed on October 25, 1996. Twenty-three patients were enrolled in the study. The Company also completed enrollment for a 30 patient human clinical safety study at a single site in Canada on June 10, 1997 and commenced enrollment for a human clinical safety trial in The Netherlands on April 30, 1997. As of October 16, 1997, 23 of the planned 30 patients at the site in The Netherlands had been enrolled. Six month follow-up has been completed for 35 patients and summary data revealed a restenosis rate of 11%. Three patients required target lesion revascularization (a re-opening procedure at the original treatment site) during the six month follow-up. The late loss index (a measure of how much of the angioplasty benefit is lost over six months) was 0%. In addition, no adverse clinical events relating to the Beta-Cath(TM) System were reported. Additionally, on July 3, 1997 the Company received an IDE from the FDA to perform a randomized, placebo-controlled multicenter trial of the Beta-Cath(TM) System to support a Premarket Approval application in the United States. As of October 16, 1997, 10 of the 27 clinical sites had commenced enrollment and 34 of the planned 1,100 patients have been enrolled.

For the period since its inception through September 30, 1997 the Company has earned minimal non-recurring revenues and experienced significant losses in each period. At September 30, 1997 the Company had an accumulated deficit of approximately $23.0 million. Novoste expects to continue to incur significant operating losses through 1999 as the Company continues to initiate new research and development projects, conduct its clinical trials in the United States, Canada and Europe, seek regulatory approval or clearance for its products in the United States and abroad, expand its sales and marketing efforts in contemplation of product introduction and market development, and increase its administrative activities to support growth of the Company.

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

Results of Operations

Net loss for the three months ended September 30, 1997 was $3,520,000, or ($0.41) per share, as compared to $1,276,000, or ($0.16) per share, for the three months ended September 30, 1996. Net loss for the nine months ended September 30, 1997 was $9,567,000, or ($1.14) per share, as compared to $3,760,000 or ($0.60) per share for the year earlier period. The increase in net loss for the three and nine months ended September 30, 1997 compared to the year earlier periods is primarily due to increased spending for research and development as well as increased marketing, general and administrative expenses related to the Company's development of its Beta-Cath(TM) System, offset by increased interest income earned from the investment of the net proceeds from the initial public offering in May 1996.

Revenues. Miscellaneous revenues were $0 and $29,000 for the three and nine months ended September 30, 1997. No revenue was earned in the same periods in 1996. This increase was due to the sale of a product line (see Note 5 to the Condensed Financial Statements).

Research and Development Expenses. Research and development expenses increased 172% to $3,137,000 for the three months ended September 30, 1997 from $1,154,000 for the three months ended September 30, 1996. For the nine months ended September 30, 1997, research and development expenses increased 208% to $8,619,000 from $2,799,000 for the same period in 1996. For the three months ended September 30, 1997, these increases were primarily a result of (a) the cost of manufacturing the Beta-Cath(TM) System for clinical trial sites, (b) monthly reimbursement of approximately $65,000 to the Company's radioactive isotope supplier of costs to increase production capacity, (c) the increased size of the Company's research and development staff, and (d) services provided by outside consultants in the development of the Beta-Cath(TM) System. These same four factors influenced the increase for the nine month period in addition to a milestone payment of 617,000 DM ($360,000) in June 1997 to the Company's radioactive isotope supplier upon meeting delivery requirements. The Company expects research and development expenses to continue to increase in the immediate future as the Company continues clinical trials of its Beta-Cath(TM) System in both the U.S. and selected foreign countries, and as it continues the development and design of the Beta-Cath(TM) System and component parts.

General and Administrative Expenses. General and administrative expenses decreased 4% to $382,000 for the three months ended September 30, 1997 from $397,000 for the three months ended September 30, 1996. For the nine months ended September 30, 1997 general and administrative expenses increased 23% to $1,343,000 from $1,092,000 for the same period in 1996. This increase for the nine month period was primarily a result of additional personnel, higher salaries and increased costs associated with being a public company such as directors and officers liability insurance, legal and accounting fees. The Company expects general and administrative expenses to increase in the future in support of a higher level of operations.

Marketing Expenses. Marketing expenses increased 120% to $285,000 for the three months ended September 30, 1997 from $129,000 for the three months ended September 30, 1996. For the nine months ended September 30, 1997, marketing expenses increased 69% to $575,000 from $341,000 for the same period in 1996. These increases were primarily the result of increased trade show costs, consulting fees and higher salaries. The Company expects sales and marketing expenses to significantly increase in the future, if and when the Beta-Cath(TM) System is approved in the U.S. and other countries.

Interest Income. Net interest income decreased 29% to $285,000 for the three months ended September 30, 1997 from $404,000 for the three months ended September 30, 1996. The decrease is primarily due to higher average cash balances in 1996 after the closing of the initial public offering in May 1996. For the nine months ended September 30, 1997 interest income increased 99% to $940,000 from $472,000 for the same period in 1996. The increase in interest income was primarily due to larger cash equivalents and short-term investment balances after the Company's initial public offering in May 1996.

Liquidity and Capital Resources

The Company financed its activities since inception up to May 23, 1996, the date of the Company's initial public offering, through private placements of its Common Stock, Class B Common Stock and promissory notes. Since inception through September 30, 1997, the Company obtained funds aggregating approximately $38.4 million in net proceeds from the issuance of Common Stock and Class B Common Stock (including approximately $30.6 million in net proceeds from its initial public offering), and approximately $1.8 million in net proceeds from the issuance of convertible promissory notes.

During the nine months ended September 30, 1997 and 1996 the Company used cash to fund operations of $8.0 million and $3.3 million, respectively. Cash used to fund operations since inception was approximately $18.8 million. The increase in cash used in operations was due primarily to increased research and development activities and increased general and administrative expenses to support increased operations. The Company's expenditures for equipment and improvements have aggregated $1.9 million since inception. Future cash needs for operating activities are anticipated to be higher than historical levels because of the development, manufacturing scale-up and commercialization of the Beta-Cath(TM) System, subject to the factors discussed below.

The Company's principal source of liquidity at September 30, 1997 consisted of cash, cash equivalents and short-term investments of $19.7 million. The Company did not have any credit lines available or outstanding borrowings at September 30, 1997.

The Company anticipates that its operating losses will continue through 1999 because it plans to expend substantial resources in funding clinical trials in support of regulatory approvals, and continues to expand research and development and marketing activities. Novoste believes that current cash balances and short-term investments, together with interest thereon, will be sufficient to meet the Company's operating and capital requirements through 1998. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's clinical research and product development programs; the receipt of and the time required to obtain regulatory clearances and approvals; the resources required to gain approvals; the resources the Company devotes to the development, manufacture and marketing of its products; the resources required to hire and develop a direct sales force in the United States, develop distributors internationally, and to expand manufacturing capacity; market acceptance and demand for its products; and other factors. Novoste may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. There can be no assurance that additional financing, if required, will be available on satisfactory terms, or at all.

Certain Factors That May Impact Future Operations

Dependence on the Beta-Cath(TM) System. The Company has elected to focus its resources on the continued development and refinement of the Beta-Cath(TM) System. The Company expects in the future to derive substantially all of its revenue from the Beta-Cath(TM) System. If the Company is unable to obtain requisite regulatory approvals or to achieve commercial acceptance of the Beta-Cath(TM) System, the Company's business, financial condition and results of operations will be materially and adversely affected and could result in cessation of the Company's current business.

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

Limited Sales, Marketing and Distribution Experience. At present the Company has no sales and a limited marketing capability. The Company intends to sell its products in the United States directly and outside the United States through corporate partners and/or international distributors. There can be no assurance that the Company will be able to recruit and train adequate sales and marketing personnel to successfully commercialize the Beta-Cath(TM) System in the United States. The inability to recruit or retain suitable international distributors or corporate partners could also have a material adverse effect on the Company's business, financial condition and results of operations. The Company also intends to select one or more established market leaders in the radioisotope business to inventory and deliver the radiation sources and provide related training, testing and support services to hospitals in both the United States and international markets. The inability to recruit or retain one or more such entities for this purpose could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company received a letter from NeoCardia, L.C.C. ("NeoCardia") dated July 7, 1995, in which NeoCardia notified the Company that NeoCardia is the exclusive licensee of U.S. Patent No. 5,199,939 (the "Dake Patent") and requested that the Company confirm that its products did not infringe the claims of the Dake Patent. The Company has concluded based upon advice of patent counsel that the Company's Beta-Cath(TM) System would not infringe any valid claim of the Dake Patent. On August 22, 1995, on behalf of the Company, its patent counsel responded that the Company did not infringe the Dake Patent.

In June 1997 the USPTO issued a final Office Action with respect to two merged reexamination requests relating to the Dake Patent. In the final Office Action the patent examiner upheld the patentability of some of the original claims and certain new claims for the Dake Patent but rejected other claims. In August 1997 the holder of the Dake Patent filed an amendment in response to the final Office Action seeking, among other things, to add certain additional new method claims calling for the inserting of a radioactive means or element into the carrier or device after the carrier or device is in place in the artery or lumen. In October 1997 the examiner, however, rejected these particular additional new claims, as indefinite and improperly attempting to broaden the scope of certain of the original claims; the examiner concluded that those original claims set forth inserting a device which comprises the radioactive elements or means, and that the proposed new claims would preclude the device from including these elements while the device is being inserted ino the artery or lumen. The examiner also rejected for indefiniteness a pending apparatus claim that called for radioctive means positioned in the carrier after the carrier is placed in the artery. The examiner indicated that the remaining claims were patentable. The holder of the Dake Patent has the right to appeal any final rejection of any claims presented. The Company continues to believe based upon advice of counsel and the Office Action of the USPTO in the Dake Patent reexamination that the Beta-Cath(TM) System would not infringe any original, amended or new claims of the Dake Patent which survive the reexamination proceeding.

In May 1997 Guidant Corporation ("Guidant") acquired NeoCardia. Guidant is a New York Stock Exchange-listed, medical device company and is a competitor of Novoste. Guidant has significantly greater capital resources than the Company. There can be no assurance that Guidant will not sue the Company for patent infringement and obtain damages from the Company and/or injunctive relief restraining the Company from commercializing the Beta-Cath(TM) System in the U.S., or that the Company will not be required to obtain a license from Guidant to market the Beta-Cath(TM) System in the U.S., any of which could have a material adverse effect on the Company's business, financial condition and results of operations or could result in cessation of the Company's business.

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

Highly Competitive Market; Risk of Alternative Therapies. Competition in the medical device industry, and specifically the market for cardiovascular devices, is intense. Many companies are developing devices and therapies to improve the outcome of coronary revascularization procedures and to reduce the frequency of restenosis, such as coronary stents. Other companies have various radiation therapy products under development to reduce restenosis. In addition, drugs, gene therapy and other minimally invasive catheter-based procedures are currently being developed. Many of the Company's competitors and potential competitors have substantially greater financial resources than the Company and also have greater resources and expertise in the areas of research and development, obtaining regulatory approvals, manufacturing and marketing. There can be no assurance that the Company's competitors will not succeed in developing, marketing and distributing technologies and products that are more effective than those developed and marketed by the Company or that would render the Company's technology and products obsolete or noncompetitive. Additionally, there is no assurance that the Company will be able to compete effectively against such competitors in terms of manufacturing, marketing and sales.

New Accounting Pronouncements

In February 1997 the Financial Accounting Standards Board issued a new accounting pronouncement, SFAS No. 128, "Earnings per Share", which will change the current method of computing earnings per share. The new standard requires presentation of "basic earnings per share" and "diluted earnings per share" amounts, as defined. SFAS No. 128 will be effective for the Company's quarter and year ending December 31, 1997, and, upon adoption, all prior-period earnings per share data presented shall be restated to conform with the provisions of the new pronouncement. Application earlier than the Company's quarter ending December 31, 1997 is not permitted. The adoption of SFAS 128 is not anticipated to have a material impact on operations.

PART II. OTHER INFORMATION

Item 5. Other Matters

In June 1997 the U.S. Patent and Trademark Office ("USPTO") issued a final Office Action with respect to two merged reexamination requests relating to the Dake Patent. In the final Office Action the patent examiner upheld the patentability of some of the original claims and certain new claims for the Dake Patent but rejected other claims. In August 1997 the holder of the Dake Patent filed an amendment in response to the final Office Action seeking, among other things, to add certain additional new method claims calling for the inserting of a radioactive means or element into the carrier or device after the carrier or device is in place in the artery or lumen. In October 1997 the examiner, however, rejected these particular additional new claims, as indefinite and improperly attempting to broaden the scope of certain of the original claims; the examiner concluded that those original claims set forth inserting a device which comprises the radioactive elements or means, and that the proposed new claims would preclude the device from including these elements while the device is being inserted ino the artery or lumen. The examiner also rejected for indefiniteness a pending apparatus claim that called for radioctive means positioned in the carrier after the carrier is placed in the artery. The examiner indicated that the remaining claims were patentable. The holder of the Dake Patent has the right to appeal. See Patents and Proprietary Technology in Certain Factors That May Impact Future Operations for further discussion.


Item 6. Exhibits and Reports on Form 8-K

(a)  The following exhibits are included herein:

       (11) Computation of net loss per share

       (27) Financial data schedule

(b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 NOVOSTE CORPORATION


October 17, 1997                 s/Thomas D. Weldon
------------------------         ------------------------------------
Date                             Thomas D. Weldon
                                 President & Chief Executive Officer


October 17, 1997                 s/David N. Gill
------------------------         ------------------------------------
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