Form 10-K
NOVOSTE CORP /FL/
filed 1998-03-06
CIK 1012131

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934. FOR THE TRANSITION PERIOD _____________ TO ______________.

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

As of February 27, 1998, there were 10,418,337 shares of Common Stock outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $174,422,253 based upon the closing sales price of the Common Stock on February 27, 1998 on the NASDAQ National Market. Shares of Common Stock held by each officer, director, and holder of five percent or more of the Common Stock outstanding as of February 27, 1998 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's 1998 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                               NOVOSTE CORPORATION
                                    FORM 10-K
                                      INDEX

PART I

      Item 1.  Business
               The Company
               Industry Overview
               The Novoste Solution
               Clinical Trial and Regulatory Status
               The Beta-Cath System
               The Novoste Business Strategy
               Product Development
               Marketing and Distribution
               Manufacturing and Materials
               Patents and Proprietary Technology
               Competition
               Government Regulation
               Third-Party Reimbursement
               Product Liability and Insurance
               Employees and Consultants
               Executive Officers of the Company
               Additional Risk Factors

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

      Item 12. Security Ownership of Certain Beneficial Owners and Management

      Item 13. Certain Relationships and Related Transactions

      PART IV.

      Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                     PART I

Item 1. BUSINESS

The statements contained in this Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and risks which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and risks include, but are not limited to, whether the Beta-Cath System, the Company's primary product in development, will prove safe and effective; the speed of patient enrollment in the Company's clinical trials; whether and when the Company will obtain approval of the Beta-Cath System from the United States Food and Drug Administration (FDA) and corresponding foreign agencies; the Company's need to achieve manufacturing scale-up in a timely manner, and its need to provide for the efficient manufacturing of sufficient quantities of its products; the Company's dependence on the Beta-Cath System as the primary source of future revenue; the lack of an alternative source of supply for the radiation source materials used in the Beta-Cath System; the Company's patent and intellectual property position; the Company's need to develop the marketing, distribution, customer service and technical support and other functions critical to the success of the Company's business plan; the effectiveness and ultimate market acceptance of the Beta-Cath System; limitations on third party reimbursement; and competition between rival developers of restenosis reduction products. These risks are discussed under "Item 1 - Business" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." Additional risk factors include those that may be set forth in reports filed by the Company from time to time on Forms 10-Q and 8-K. The Company does not undertake any obligation to update any forward-looking statements.

The Company

Novoste Corporation ("Novoste" or the "Company") is developing the Beta-Cath System, an intraluminal beta radiation catheter delivery system designed to reduce the frequency of restenosis subsequent to percutaneous transluminal coronary angioplasty ("PTCA"). The Beta-Cath System applies localized beta radiation to the site of the vascular injury caused by a PTCA procedure and is designed to inhibit long-term cell proliferation ("hyperplasia") and vascular remodeling, each primary causes of restenosis.

The Company has conducted feasibility trials at two U.S. medical centers under an Investigational Device Exemption ("IDE") granted by the U.S. Food and Drug Administration ("FDA") and at a Canadian and a European site. Novoste completed enrollment into the feasiblility trials in December 1997 with 85 patients treated. Of the 50 patients, which as of January 30, 1998 had received six-month follow-up and analysis, 12% were reported restenotic. This data suggests a 70% reduction in the rate of restenosis in patients who received treatment with the Beta-Cath System, when compared to a historical control group which received PTCA only. Additionally, treated arteries on average maintained 100% of the enlargement achieved with PTCA (a late loss index of 0%). Using data from these feasibility trials, the Company intends to submit during the first half of 1998 an application for a CE mark to commence marketing of the Beta-Cath System in Europe.

On July 30, 1997 the Company initiated a randomized, triple-masked, placebo-controlled, multicenter human clinical trial under an IDE granted by the FDA to determine the clinical safety and efficacy of the Beta-Cath System for use in coronary arteries. The Company expects to enroll approximately 1,100 patients in the trial at up to 35 medical sites principally located in the United States. As of January 30, 1998 a total of 144 patients had been enrolled at 20 medical centers. Following eight-month follow-up patient evaluation, which the Company anticipates will be completed in the second half of 1999, the Company intends to submit an application to the FDA for pre-market approval ("PMA") for commercial sale of its Beta-Cath System in the United States.

Industry Overview

Coronary Artery Disease. Coronary artery disease is the leading cause of death in the United States. More than 13 million people in the United States currently suffer from coronary artery disease, which is generally characterized by the progressive accumulation of plaque as a result of the deposit of cholesterol and other fatty materials on the walls of the arteries. The accumulation of plaque leads to a narrowing of the interior passage, or lumen, of the arteries, reducing blood flow to the heart muscle. When blood flow to the heart muscle becomes insufficient, oxygen supply is restricted and a heart attack and death may result. Each year more than 1 million revascularization procedures are performed in the United States, and approximately 1.8 million of such procedures are performed worldwide to increase blood flow to the heart muscle.

Coronary Artery Bypass Graft. Coronary artery bypass graft ("CABG") surgery was introduced as a treatment for coronary artery disease in the 1950s. CABG is a highly invasive, open surgical procedure in which blood vessel grafts are used to bypass the site of a blocked artery, thereby restoring blood flow. CABG, still considered the most effective and long-lasting treatment for coronary artery disease, is generally the primary treatment for severe coronary artery disease involving multiple vessels. In addition, CABG is often a treatment of last resort for patients who have undergone other less invasive procedures but require reintervention. However, CABG has significant limitations, including medical complications such as stroke, multiple organ dysfunction, inflammatory response, respiratory failure and post-operative bleeding, each of which may result in death. In addition, CABG is a very expensive procedure, and requires a long recovery period. In the United States, the average cost of undergoing CABG is approximately $36,000, the average postoperative hospital stay following CABG is approximately five to seven days and the average recuperation period following discharge from the hospital is approximately six to eight weeks. In 1997 approximately 400,000 CABG procedures were performed in the United States. Several new minimally invasive surgical techniques have been commercialized which attempt to lessen the cost and trauma of CABG procedures while maintaining efficacy.

PTCA. Since its introduction in the late 1970s, PTCA has emerged as the principal less invasive alternative to CABG. PTCA is a procedure performed in a cath lab by an interventional cardiologist. During PTCA a guidewire is inserted into a blood vessel through a puncture in the leg (or arm, in some cases) and guided through the vasculature to a diseased site in the coronary artery. A balloon-tipped catheter is then guided over the wire to the deposit of plaque ("lesion") occluding the artery. Once the balloon is positioned across the lesion inside the vessel, the balloon is inflated and deflated several times. Frequently successively larger balloons are inflated at the lesion site requiring the use of multiple balloon catheters. The inflation of the balloon cracks or reshapes the plaque and the arterial wall, thereby expanding the arterial lumen. Though injury to the arterial wall often occurs under balloon pressure, PTCA typically results in increased blood flow. In 1997 it is estimated that more than 600,000 PTCA procedures were performed in the United States and approximately another 500,000 procedures were performed outside the United States. The average cost of each PTCA procedure in the United States is approximately $ 15,000, or less than one-half of the average cost of CABG, and the length of stay and recuperation period are substantially less than those required for CABG.

Though PTCA has grown rapidly as a highly effective, less invasive therapy to treat coronary artery disease, the principal limitation of PTCA is the high rate of restenosis, a re-narrowing of a treated artery, which often requires reintervention. Due to the effects of restenosis, the long-term cost-effectiveness of PTCA has not proven greater than that of CABG for multi-vessel diseases. Studies have indicated that, within six months after PTCA, between 25% and 45% of PTCA patients experience restenosis. In addition, 45% of patients with multi-vessel coronary artery disease who received PTCA have been shown to require reintervention within three years of treatment. Finally, although the average cost of PTCA is less than one-half of that of CABG, a study indicated that three years after the procedure, PTCA has no cost advantage over CABG due to the need for subsequent interventional treatment.

Pathology of Restenosis. Restenosis is typically defined as a renarrowing of a coronary artery within six months of a revascularization treatment to less than 50% of its original size. Restenosis is a vascular response to arterial injury and occurs frequently after a revascularization procedure, which stretches coronary arteries or otherwise damages the treated segment of the artery. Due to multiple mechanisms controlling vascular repair, restenosis may occur within a short period after a revascularization procedure or may develop over the course of months or years. Restenosis that occurs shortly after a revascularization procedure is usually attributed to elastic recoil (acute loss of lumen diameter) of the artery.

Longer term, restenosis may result from excessive proliferation of cells at the treatment site ("hyperplasia") or from a generalized geometric remodeling of the arterial segment, the causes of which are not well understood. Hyperplasia is a physiological response to injury, similar to scarring, which occurs in wound healing. In response to an arterial injury from revascularization, the body sets off a biochemical response to repair the injury site and protect it from further harm. This response will include a signal to adjacent cells of the arterial wall to multiply. Often this cell proliferation goes unchecked, resulting in a much thicker and inelastic arterial wall and in reduced blood flow. Hyperplasia and vascular remodeling are responsible for a large portion of the overall effect of restenosis.

Coronary Stenting and Other Catheter-Based Technologies. Coronary stents are expandable, implantable metal devices permanently deployed at a lesion site. Stents maintain increased lumen diameter by mechanically supporting the diseased site in a coronary artery. Of all the non-surgical treatments which have sought to improve upon PTCA, stents have demonstrated the best results in reducing the rate of restenosis. In a typical stent procedure the artery is pre-dilated at the lesion site with a balloon catheter and the stent is delivered to the site of the lesion and deployed with the use of a second balloon catheter, which expands the stent and firmly positions it in place. This positioning is often followed by a third dilatation using a high pressure balloon to fully expand and secure the stent. Once placed stents exert radial force against the walls of the coronary artery to enable the artery to remain open and functional.

Studies have concluded that the rate of restenosis in patients who receive coronary stents following PTCA is approximately 30% lower than in patients treated only by PTCA. Additional clinical studies with new stent designs may show a greater reduction in the rate of restenosis than stents which are currently available. Stents appear to be effective in reducing the frequency of restenosis resulting from elastic recoil and vascular remodeling, but they increase hyperplasia.

The use of stents has grown rapidly since commercial introduction in the United States in 1994, and it is estimated that they were utilized in approximately 50% of the approximately 1,100,000 PTCA procedures performed worldwide in 1997. Despite their rapid adoption stents have certain drawbacks. Not only are they permanent implants which may result in unforeseen, long-term adverse effects, but they cannot be used in cases where the coronary arteries are too tortuous or too narrow. In addition, the use of stents significantly increases the cost of a PTCA procedure, especially as is often the case when two or more stents are used. Further, restenosis may still occur and reintervention options for stent patients are limited.

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

The Novoste Solution

The Company's Beta-Cath System is designed to reduce the frequency of restenosis following PTCA by applying localized beta radiation to the treatment site in the coronary artery. The Beta-Cath System is designed to be safe and cost-effective and to fit well with techniques currently used by interventional cardiologists in the cardiac catheterization lab. The Beta-Cath System targets the primary causes of restenosis by attempting to prevent or inhibit hyperplasia and long-term vascular remodeling. The Beta-Cath System, which delivers localized beta radiation, can be handled with little risk to the health care workers or to the patients because the penetration of electrons associated with beta radiation is quite limited and easily shielded by the device. The Company expects that the Beta-Cath System will provide significant cost savings, to the extent that it
(i) reduces the need for reintervention often required following PTCA and coronary stenting and (ii) replaces coronary stents as a primary therapy.

The Beta-Cath System is founded on the Company's belief, based on recent clinical and pre-clinical studies, that localized beta radiation is likely to reduce coronary artery restenosis rates by inhibiting cell proliferation which occurs in response to PTCA. Radiation has been used therapeutically in medicine for more than 50 years, and is extensively used for the treatment of proliferative cell diseases, such as cancer. Cancer therapy has primarily involved the use of gamma radiation, which is highly penetrating and may be dangerous unless handled and used with great care. The Company has designed the Beta-Cath System to use beta radiation, which is much less penetrating and thus easier to use and control than gamma radiation. Beta radiation has been used less frequently in medicine (primarily in a topical application to treat certain skin and eye disorders) because of its more limited depth of penetration, but is viewed by the Company as well-suited for intraluminal use following PTCA, where the objective is to treat the inner surface and the wall of the artery with minimal exposure to adjacent tissues.

Clinical Trial and Regulatory Status

The Company has conducted a feasibility trial of the Beta-Cath System at Emory University Hospital in Atlanta and Rhode Island Hospital in Providence under an IDE granted by the FDA. A total of 23 patients were enrolled from January through October 1996, each of whom had a single-vessel de novo (previously untreated) lesion. The patients were treated with standard PTCA and immediately thereafter with intracoronary beta radiation using the Beta-Cath System. To examine the safety of different dosing parameters, patients received dosage ranging from 12 Gy to 16 Gy for vessels ranging from at least 2.5 to 3.5 millimeters in diameter. A follow-up review of the patients 30 days after treatment and a follow-up angiogram six months after the initial treatment were performed to observe the treated artery. During 1997 the Company also performed two isolated, demonstration cases at two other medical centers in the U.S. using the same IDE protocol utilized in the trials at Emory University Hospital and Rhode Island Hospital.

In February 1997 the Company commenced a similar 30-patient feasibility study in Canada, enrollment for which was completed in June 1997. In April 1997 another similar 30-patient feasibility study was initiated in The Netherlands and enrollment was completed in December 1997.

As of December 31, 1997 a total of 85 patients had been enrolled in the U.S. and international feasibility studies. Of the 50 patients, which as of January 30, 1998 had received six-month angiographic follow-up analyzed in a core lab, 12% were reported restenotic. This data suggests a 70% reduction in the rate of restenosis in patients who received treatment with the Beta-Cath System when compared to a historical control group ( from the Lovastatin Restenosis Trial) which received PTCA only and had been selected based upon inclusion and exclusion criteria similar to those utilized by the Company. Arteries treated with the Beta-Cath System on average maintained 100% of the enlargement achieved with PTCA (a "late loss index" of 0%). The following table compares the Company's data on the 50 patients to the historical control group:

                                                      Novoste     Lovastatin
                                                    Feasibility    Placebo
                                                      Studies       Group
                                                      -------       -----
                              No. of Treated
                              Patients.............     50           161
                              Restenosis Rate......     12%           42%
                              Late Loss Index......      0%           43%

Using data from these feasibility trials, the Company intends to submit during the first half of 1998 an application for a CE mark to commence marketing of the Beta-Cath System in Europe.

On July 30, 1997 the Company initiated a randomized, triple-masked, placebo-controlled, multicenter human clinical trial under an IDE granted by the FDA to determine the clinical safety and efficacy of the Beta-Cath System for use in coronary arteries. The Company expects to enroll approximately 1,100 patients in the trial at up to 35 medical sites principally located in the United States. The patients will be divided into two approximately equal subgroups, one for PTCA alone and one with coronary stenting. Each subgroup of the trial will be randomized to either intracoronary radiation therapy or a placebo control. In both subgroups, patients who receive the beta radiation will receive dosages of 14Gy for vessels ranging from at least 2.7 to 3.35 millimeters and 18Gy for vessels ranging from 3.35 to 4.0 millimeters. A follow-up review of patients 30 days after treatment and a follow-up angiogram eight months after the initial treatment will be performed to observe the treated artery. The angiograms will be analyzed to determine whether there has been an incidence of restenosis and to measure the late loss index (the extent of the loss in the enlargement of lumen achieved with PTCA). As of January 30, 1998 a total of 144 patients had been enrolled at 20 medical centers.

The trials are administered by the Company's clinical and regulatory staff of eight people. The Company uses consultants to monitor the clinical sites and to assist in training. The Company also has engaged an independent contract research organization to compile data from the trial and to perform statistical analysis.

Following completion of the patient followup in the multicenter trial, which the Company anticipates will occur the second half of 1999, the Company intends to submit an application to the FDA for pre-market approval ("PMA") for commercial sale of its Beta-Cath System in the United States.

The Beta-Cath System

The Beta-Cath System, currently being used in the multicenter trial, is designed to deliver localized, intraluminal beta radiation to reduce the frequency of restenosis following PTCA. The Company anticipates that the design of the system to be commercialized in Europe, if and when pre-market approvals are obtained, will be substantially similar.

The primary components of the Beta-Cath System are:

            Radiation Source Train. The beta radiation administered by the Beta-Cath System emanates from a "train" of several miniature cylindrical sealed sources ("radiation sources") containing Strontium 90 (Strontium/Yttrium), a beta-emitting radioisotope. The use of beta, rather than gamma, radiation is intended to make the Beta-Cath System safer, less penetrating and easier to use in the cath lab environment. The activity of the Company's radiation sources has been validated by the U.S. Department of Commerce National Institute of Standards and Technology, enabling a physician to accurately determine appropriate dosing levels. In addition, due to the long half-life (approximately 28 years) of Strontium 90, and because the source train will not come into contact with a patient's blood or tissue, the radiation sources are expected to be reused for numerous patients. Beta radiation from the Strontium 90 source can be easily shielded from health care workers by the use of approximately one-half-inch-thick quartz in the transfer device.

            Transfer Device. The transfer device is a multiple-use, hand-held instrument used to deliver and then store the radiation sources when not in use. The transfer device (i) transfers the radiation sources to and from the delivery catheter via a hydraulic delivery system, (ii) contains a switching device that uses a mechanical gating system to contain and then release the radiation sources and (iii) completely shields the beta radiation energy from health care workers when the radiation source train is housed inside it.

            Delivery Catheter. The delivery catheter is a single-use, disposable, multi-lumen catheter that provides a pathway for the radiation sources to be rapidly delivered and retrieved from the coronary arterial segment to be treated. The delivery catheter is positioned by advancing it over the same guidewire used during the immediately preceding PTCA procedure. The radiation sources are delivered and retrieved through a dual-lumen closed hydraulic circuit, which uses a standard syringe.

The Beta-Cath System is intended to be used in a cath lab by an interventional cardiologist immediately after a PTCA procedure. The cardiologist uses a previously positioned guidewire used in the PTCA procedure to direct the delivery catheter into the vasculature of the patient until the treatment zone of the delivery catheter reaches the targeted site. A radiation oncologist then delivers the radiation sources hydraulically from the transfer device to the target site in a matter of seconds through the radiation source train lumen of the delivery catheter. The radiation sources remain at the targeted site for less than five minutes to deliver a predetermined dose of radiation. They are then returned through the same lumen by the use of positive hydraulic pressure applied through the delivery catheter's fluid lumen. Upon completion of each procedure, the train of radiation sources is stored safely inside the transfer device. At the end of the day the transfer device is delivered to a designated radiation storage site within the hospital for safekeeping. While the need for a cardiologist and a radiation oncologist is expected to result in higher physician fees, the Company believes the Beta-Cath System will be cost-effective, principally by reducing the need for reinterventional procedures.

The Company believes the Beta-Cath System, when fully developed and tested, will have the following advantages:

      o Non-implantable, Site-specific Therapy. The Beta-Cath System was designed to treat accurately only the area required to prevent restenosis, without leaving a permanent implant in the body.

      o Short Procedure Times. The Beta-Cath System was designed to enhance patient safety and comfort, as well as to promote efficiency in the cath lab, by delivering the recommended dosage in less than five minutes of radiation exposure time per lesion.

      o Utilization of Existing PTCA Techniques. Although intracoronary radiation is a new concept in coronary artery disease treatment, the hand-held Beta-Cath System was designed to be easily adopted and used by the cardiologist. The delivery catheter is very similar to a balloon angioplasty catheter and it is positioned by advancing it over the guidewire already in place from the previous PTCA procedure.

      o Flexibility. The cylinders that make up the Beta-Cath System's radiation-source train, as well as the material of the Beta-Cath System's delivery catheter, are designed to be very flexible, giving the Beta-Cath System a very tight radius of curvature and the capability of navigating tortuous coronary anatomies.

      o Multiple-Use System. The radiation source train can be reused for numerous patients, due to the long half-life of the isotope and because the source train does not come into contact with the patient's blood. As a result, inventory planning will be very straightforward, procedure costs will be attractive and last minute treatment decisions can be made.

      o Ease and Accuracy of Dosing. Because of the long half-life of the Company's radiation source, prescribed treatment times will remain stable over the approved shelf life of the isotope. Intracoronary radiation systems that utilize short half-life isotopes are likely to require complex case-by-case dose calculations based on the current decay state of the isotope.

      o Designed for Safety. The Beta-Cath System utilizes localized beta radiation, which results in total body radiation exposure significantly less than that received during routine x-ray during PTCA. Other safety mechanisms include: a closed source train lumen, special locking mechanisms to connect the delivery catheter to the transfer device and sufficient shielding in the transfer device to protect health care workers from radiation exposure.

The Novoste Business Strategy

The Company's objective is to become the leader in the commercialization of intravascular radiation devices for the treatment of restenosis. Elements of the Company's strategy include:

      o Achieve First-to-Market Position in the United States. Novoste intends to be the first to market an intracoronary beta radiation device to treat coronary restenosis in the United States.

      o Establish Beta Radiation Therapy as the Standard Therapy to Prevent Restenosis. The Company's strategy is to introduce the Beta-Cath System into the cath lab as standard therapy to reduce the frequency of restenosis following PTCA, either on a stand-alone basis or in conjunction with coronary stenting. The Company seeks to establish interventional cardiologists as the primary providers of this therapy and plans to target top-tier medical institutions for sale of the Beta-Cath System. In addition, the Company intends to conduct intensive physician training seminars to familiarize the cardiologists and radiation oncologists with the use of the Beta-Cath System.

      o International Commercialization. The Company intends to seek regulatory approval to commence marketing the Beta-Cath System in Europe by submitting an application for a CE mark during the second quarter of 1998. If such approval is obtained, the Company anticipates marketing the Beta-Cath System in Europe through international distributors or a corporate partner.

      o Establish Radiation Therapy for Peripheral Vascular Applications. Restenosis is common following angioplasty of the peripheral arteries. In addition, a similar phenomena frequently occurs in veins adjacent to an arterial-venous shunt used for patients undergoing hemodialysis for end-stage renal disease. The Company intends to leverage its core catheter and localized radiation technologies to expand its product offerings to other vascular markets where cell proliferation is of clinical significance.

      o Protect and Enhance Proprietary Technology. The Company believes that its patent position may offer a competitive advantage. On November 4, 1997 the Company was issued United States Patent No. 5,683,345 on the Beta-Cath System. The Company has also filed a counterpart application under the Patent Cooperation Treaty, preserving the Company's right to file applications in the European Patent Office and certain other countries. The Company intends to obtain further protection of its proprietary technology and to defend its intellectual property rights against infringement.

Product Development

Research and development activities are performed by a 25 person product development team. The Company has also retained consultants to assist in many research and development activities, including design and manufacture of the Beta-Cath System, designing, conducting and monitoring the clinical trials relating to the Beta-Cath System and advising on key aspects of radiation health physics and dosimetry.

The focus of the Company's current development efforts is the design of future generation components of the Beta-Cath System. The Company would like to introduce a delivery catheter with a smaller outer diameter so that arteries smaller than 2.7 millimeters could be treated, thereby expanding the Company's market opportunity. Likewise, the transfer device will be modified to have a more ergonomic design and to incorporate additional features. Additional future development efforts will focus on modifying the Beta-Cath System for use in peripheral applications, such as arterial-venous shunts and the femoral arteries. In addition, the capability of modifying the length of the radiation-source trains to correspond with varying lesion lengths is potentially a desired feature of future systems. There can be no assurance that the Company will be successful in developing these or other products.

Research and development expenses for the years ended December 31, 1997, 1996, and 1995 were approximately $12.9 million, $4.6 million, $2.1 million, respectively.

In addition to the resources dedicated to the product development process, the Company has an internal regulatory affairs and clinical monitoring staff, which has responsibility for establishing, monitoring, collecting and analyzing data relating to clinical trials and regulatory approvals for the Beta-Cath System in the United States and abroad.

Marketing and Distribution

The Company anticipates marketing the Beta-Cath System through a direct sales force in the United States and through a combination of international distributors and corporate marketing partners outside the United States. The Company believes such distribution or corporate partnering arrangements will be cost effective, will be implemented more quickly than a direct-sales force established by the Company in such countries, and will enable the Company to capitalize on local marketing expertise in such countries. If marketing approval is obtained, the Company plans to focus its United States marketing efforts on a top tier of approximately 200 hospitals, where the Company believes a vast majority of the PTCA procedures in the United States are performed, and on leading cardiologists and radiation oncologists at those institutions. Through this effort the Company initially aims to identify well-respected clinical supporters for the Beta-Cath System and to leverage their reputation in the clinical community to generate wider demand. The Company will also conduct seminars to educate physicians about the Beta-Cath System. The Company believes that it can market the Beta-Cath System to these hospitals and cardiologists with a moderately sized direct sales organization, initially consisting of the Vice President of Sales and Marketing and approximately 18 to 24 sales representatives, augmented by a small number of clinical specialists. The Company's business and future operating results will depend in significant part upon its ability to attract and retain skilled sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The Company's inability to attract and retain skilled sales and marketing personnel, as needed, could materially adversely affect the Company's business, financial condition and results of operations.

For all geographic markets, the Company intends to select one or more established market leaders in the radiation-isotope business to inventory and deliver the radiation sources and to provide related training, delivery, testing and disposal services to the purchasing hospital. There can be no assurance that the Company will be able to secure any arrangements with international distributors, corporate marketing partners or radiation isotope providers on satisfactory terms or at all.

Manufacturing and Materials

The Company soon will focus its manufacturing resources on the production of the Beta-Cath System. The Company anticipates that it will manufacture the delivery catheter component of the Beta-Cath System directly and manufacture the transfer device jointly with third parties. The radiation source trains are being supplied by a third party. The Company is in the process of validating its manufacturing processes to commence manufacturing of its catheter in 1998. The Company intends to manufacture its products at its 25,600-square-foot facility in Norcross, Georgia.

The Company believes that, if marketing approvals of the Beta-Cath System are obtained, it will be able to utilize its existing facility and the expertise of its management to manufacture commercial quantities of the catheter based components of the Beta-Cath System at a reasonable cost. However, to date the Company has not yet commercialized any of its products, and its manufacturing activities have consisted of building a small number of prototypes of the Beta-Cath System for use in pre-clinical and clinical trials, and the Company does not have experience in manufacturing the Beta-Cath System in commercial quantities.

The Company currently executes all critical assembly operations in controlled-environment rooms, in which bacterial and airborne particulate levels are monitored. The Company believes that its current space will be sufficient to serve its needs through at least 1998. From time to time the Company could experience shortages of certain supplied materials that could significantly affect its ability to produce enough product to satisfy market demand. As the Company grows, it will be required to scale up its production and to increase its manufacturing capacity.

Any products of the Company, for which FDA clearances or approvals have been obtained, must be manufactured and designed in accordance with Good Manufacturing Practices ("GMP") regulations which would impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. The Company will rely on independent suppliers for certain components of the Beta-Cath System. Such components are either standard throughout the industry or will be built to the Company's specifications. All suppliers of such components also must be in compliance with GMP regulations.

The Company has obtained all of its requirements of radiative sources pursuant to an agreement, as amended (the "Supply Agreement"), with a single supplier, Bebig Isotopentechnik und Umweltdiagnostik GmbH, a German corporation (the "Supplier"). Under the Supply Agreement, the Company agreed to advance the Supplier a monthly investment grant of 100,000 Deutsche Marks (approximately $60,000) for a period of 15 months from November 1996 through January 1998 to equip a new production line for the exclusive production of radioactive sources for the Company. As of December 31, 1997, 14 payments totaling 1.4 million DM (approximately $835,000) have been made. In June 1997 the Company also made a milestone payment of 617,000 DM (approximately $360,000) to the Supplier upon its meeting certain delivery requirements. The Company is further obligated to make a payment of 737,000 DM (approximately $430,000) upon the Supplier meeting certain production milestones by March 1998. This amount has been accrued at December 31, 1997 and charged to research and development expense. Finally, the Supplier has notified the Company of a 1 Million DM (approximately $550,000) cost overrun related to the new production line, for which it seeks reimubursement in 1998. The outcome of this matter and the amount of any related payment are expected to be determined during March 1998.

The Supply Agreement has an initial term ending in the year 2000 and renews automatically on a calendar year basis unless notice of termination is given six months prior to the end of each calendar year. Under the Supply Agreement, the Supplier has agreed not to sell, lease, license or otherwise transfer radioactive sources of a similar isotope to any other party for use in the treatment of restenosis. The Company, in turn, has agreed not to purchase, lease, or otherwise acquire directly or indirectly more than 30% of its annual requirement for radioactive sources of "like" isotope for use in the treatment of restenosis from any other party unless the Supplier is unable to provide the radioactive source materials required by the Company. The Supplier has agreed to manufacture radiative sources at an agreed-upon base price. The Supplier is required to comply with various regulatory requirements with respect to the supply of radiation sources.

Although the Supply Agreement permits the Company to use an alternative source for 30% of its annual isotope requirements, the Company believes that, because of the technical expertise and capital investment required to manufacture the radiative sources, it would be extremely time consuming and expensive to find an alternate source of supply in the event that the Supplier is unable to provide the materials. In addition, portions of the process used to manufacture the materials may be proprietary to the Supplier, who has no obligation to make any of its know-how or technology available to any potential alternate source of supply.

The Company holds an option to purchase those tangible and intangible assets of the Supplier used or useful in producing the radioactive sources sold to the Company by the Supplier in connection with the Beta-Cath System. The option is exercisable at any time on or prior to August 22, 2002, for $5,000,000, 50% of which is payable upon exercise and the balance in 12 equal consecutive monthly installments following such exercise, and provides that the $90,000 payment made to obtain the option and the aforementioned aggregate investment grants of 1.5 million DM and 1.0 Million DM, respectively, to the extent paid at the time of exercise, will be credited against the purchase price of the assets. Upon the exercise of the option, the Supplier is obligated, for a period of up to three months, to assign personnel to assist the Company in facilitating the transfer of the assets, both for purposes of technical training and operations and for administrative and regulatory matters relating to licensing and governmental approvals. Nevertheless, the exercise of such option and the transfer of the required technology and expertise to the Company or an alternative source would be costly, time consuming, and uncertain of success.

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

Patents and Proprietary Technology

The Company's policy is to protect its proprietary position by, among other methods, filing United States and foreign patent applications. On November 4, 1997 the Company was issued United States Patent No. 5,683,345 on the Beta-Cath System. The Company also has filed a related United States continuation-in-part application (which is jointly owned by Novoste and Emory University), and has a related United States continuation application and another United States application pending covering aspects of its Beta-Cath System. With respect to U.S. Patent No. 5,683,345, Novoste has counterpart applications pending in the European Patent Office and certain other countries. With respect to the continuation-in-part and other applications, Novoste has filed counterpart applications under the Patent Cooperation Treaty, preserving the Company's right to file applications in the European Patent Office and certain other countries.

There can be no assurance that United States Patent No. 5,683,345 will offer any protection to the Company or that it will not be reexamined, invalidated or circumvented. In addition, there can be no assurance that any claims under the other pending applications will be allowed, or if allowed, will offer any protection or that they will not be rejected, challenged, reexamined, invalidated or circumvented. In addition, there can be no assurance that competitors will not obtain patents that will prevent, limit or interfere with the Company's ability to make, use or sell its products in either the United States or international markets.

The Company received a letter from NeoCardia, L.L.C. ("NeoCardia"), dated July 7, 1995, in which NeoCardia notified the Company that NeoCardia is the exclusive licensee of U.S. Patent No. 5,199,939 (the "Dake Patent") and requested that the Company confirm that its products did not infringe the claims of the Dake Patent. The Company concluded, based upon advice of patent counsel, that the Company's Beta-Cath System would not infringe any valid claim of the Dake Patent. On August 22, 1995, on behalf of the Company, its patent counsel responded that the Company did not infringe the Dake Patent.

In June 1997 the USPTO issued a final Office Action with respect to two consolidated reexamination requests relating to the Dake Patent. In the final Office Action, the patent examiner upheld the patentability of some of the original claims and certain new claims for the Dake Patent but rejected other claims. In August 1997 the holder of the Dake Patent filed an amendment in response to the final Office Action seeking, among other things, to add certain additional new claims, which appear to have been written in an attempt to cover the Beta-Cath System. In October 1997 the USPTO rejected these particular new claims, because they improperly attempted to broaden the scope of the Dake Patent and were inconsistent with the original patent claims. Later in October 1997, the holder of the Dake Patent filed an amendment canceling those rejected claims and also requesting reconsideration of the rejection. The USPTO responded with a final action on January 27, 1998 rejecting once again any attempt to broaden the original claims.

The holder of the Dake Patent has the right to appeal any final rejection of any claims presented. The validity of patent claims which survive a reexamination procedure may be more difficult to challenge in a later dispute than claims which have never been reexamined to the extent that the same prior art is relied upon. The Company continues to believe, based upon advice of counsel, that the Beta-Cath System would not infringe any valid claim of the Dake Patent. However, there can be no assurance that the Company's products will not infringe any original, amended or new claims of the Dake Patent which survive reexamination proceedings.

In May 1997 Guidant Corporation ("Guidant") acquired NeoCardia together with the rights under the Dake Patent. Guidant is a New York Stock Exchange-listed, medical device company, which is a competitor of Novoste. Guidant has significantly greater capital resources than the Company. There can be no assurance that Guidant will not sue the Company for patent infringement and obtain damages from the Company and/or injunctive relief restraining the Company from commercializing the Beta-Cath System in the U.S., or that the Company will not be required to obtain a license from Guidant to market the Beta-Cath System in the U.S., any of which could have a material adverse effect on the Company's business, financial condition and results of operations, or could result in cessation of the Company's business.

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the Company will not become subject to patent infringement claims or litigation or interference proceedings declared by the USPTO to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time consuming. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties or require the Company to redesign its products or processes to avoid infringement or prevent the Company from selling its products in certain markets, if at all. Although patent and intellectual property disputes regarding medical devices have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that the necessary licenses would be available to the Company on satisfactory terms, if at all, or that the Company could redesign its products or processes to avoid infringement. Any adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

Patent applications in the United States are maintained in secrecy until patents issue, and patent applications in foreign countries are maintained in secrecy for a period after filing. Accordingly, there can be no assurance that current and potential competitors or other third parties have not or will not file applications for, or have not or will not receive, patents and will not obtain additional proprietary rights relating to products made, used or sold or processes used or proposed to be used by the Company.

The Company has developed certain of its patent and proprietary rights relating to the Beta-Cath System in conjunction with Emory University Hospital, a leader in the research of intravascular radiation therapy. To obtain the exclusive rights to commercialize the Beta-Cath System for the treatment of restenosis, the Company entered into a license agreement with Emory, under which Emory assigned to the Company all of Emory's rights to one pending U.S. patent application, as to which Emory made no representation or warranty with respect to its ownership thereof, and licensed other technology thereunder relating to the Beta-Cath System, but made only limited representations as to the ownership of such other technology. Under the agreement Emory will be entitled to royalty payments based upon net sales of the Beta-Cath System. The term of the agreement runs through the later of (i) the date the last patent covered by the agreement expires or (ii) January 2016 (unless earlier terminated as provided in the agreement). Any inventions developed jointly by personnel of the Company and Emory during the term of the license agreement are owned jointly by the Company and Emory.

If the agreement were terminated by Emory as a result of the Company's failure to pay such royalties or any other breach of its obligations under such agreement, the Company's rights to use jointly owned patents (including any patent issuing from the continuation-in-part application which has been filed) would become non-exclusive, it would have no rights to use future patents owned exclusively by Emory, and the Company could be required by Emory to cooperate in licensing the pending U.S. patent application and its foreign counterparts to third parties so that they would be able to commercialize and sell the Beta-Cath System.

All of the physicians on staff at Emory who were involved in the development of the Beta-Cath System, including Spencer B. King, III M.D., have assigned their rights in the technology, if any, to Novoste and/or Emory. In addition, the Company has entered into a license agreement with Dr. King pursuant to which Dr. King is entitled to receive a royalty on the net sales of the Beta-Cath System (excluding consideration paid for the radioactive isotope), subject to a maximum of $5,000,000 to be paid to Dr. King, in exchange for the right granted thereunder to the Company to use his name in connection with sales and marketing of the Beta-Cath System.

The Company employs a full time manager of intellectual property to prepare invention records and to coordinate the prosecution of new intellectual property. The Company typically obtains confidentiality and invention assignment agreements in connection with employment, consulting and advisory relationships. These agreements generally provide that all confidential information developed or made known to the individual by the Company during the course of the individual's relationship with the Company, is to be kept confidential and not disclosed to third parties, except in specific circumstances. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company in the event of unauthorized use, transfer or disclosure of such information or inventions. Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to the Company's proprietary technology, or that the Company can meaningfully protect its rights in unpatented proprietary technology.

Competition

Competition in the medical device industry, and specifically the markets for cardiovascular devices and devices to improve the outcome of coronary revascularization procedures, is intense. Several companies are developing devices to improve the outcome of coronary revascularization procedures, including several that have various radiation therapy products under development to reduce the frequency of restenosis. The radiation therapy devices under development by Novoste's competitors include intracoronary radiation therapy delivered through a variety of means, including: (i) a radioactive-tipped guidewire, (ii) a radioactive stent or (iii) a radioactive fluid-filled balloon. In addition, the radiation sources being developed by the Company's competition vary between gamma, beta and x-ray.

Most of the companies developing radioactive guidewires, which may use either gamma or beta radiation, have also developed specialized computerized equipment to automatically calculate treatment times, control movement of the guidewire, and to store the guidewire when not in use (an "afterloader"). This equipment may be large, complex, and expensive. Guidewires with gamma-emitting radioactive tips have been used for some time in cancer therapy, and some researchers have used them in clinical trials to deliver intracoronary radiation to prevent restenosis. Gamma radiation is more penetrating and therefore more hazardous than beta radiation. As an example, during administration of gamma radiation, health care workers must leave the cath lab to ensure their safety by limiting their ongoing exposure to gamma radiation. Some companies are also investigating the use of beta-emitting wires, which would be more easily shielded and safer to use, although these are also used in conjunction with afterloaders. Companies using the guidewire approach include Neocardia, which is owned by Guidant, Best Medical, Inc., which is currently conducting a multicenter clinical trial of a gamma-emitting radioactive guidewire, U.S. Surgical and Pfizer through its Schneider AG subsidiary.

Novoste is also aware of one company, Isostent, Inc., developing a beta-emitting stent. In theory, such a stent would address both elastic recoil and vascular remodeling and inhibit longer-term hyperplasia. However, this method retains the problems inherent in leaving a permanent implant in the coronary artery. In addition, this approach might not effectively treat areas of the artery beyond the ends of the stent, areas which have been known to be restenotic. Finally, because it is a permanent implant, a radioactive stent would likely require the use of a radiation source with a short half-life. As a result, a hospital would have difficulty keeping an inventory of stents that have sufficient radioactivity at the time of implant. Another method of delivering intraluminal radiation being investigated by a number of physicians and companies is a radioactive fluid-filled balloon catheter. This approach would involve injecting a short half-life radioactive liquid down a catheter to inflate a balloon. The main disadvantages of this approach are the risk of balloon rupture and disposal of the catheter and fluid as radioactive waste. Many of the Company's competitors and potential competitors have substantially greater capital resources than does the Company and also have greater resources and expertise in the areas of research and development, obtaining regulatory approvals, manufacturing and marketing. There can be no assurance that the Company's competitors and potential competitors will not succeed in developing, marketing and distributing technologies and products that are more effective than those developed and marketed by the Company or that would render the Company's technology and products obsolete or noncompetitive. Additionally, there is no assurance that the Company will be able to compete effectively against such competitors and potential competitors in terms of manufacturing, marketing and sales.

Any product developed by the Company that gains regulatory clearance or approval will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, the relative speed with which the Company can develop products, gain regulatory approval and reimbursement acceptance and supply commercial quantities of the product to the market are expected to be important competitive factors. In addition, the Company believes that the primary competitive factors for products addressing restenosis include safety, efficacy, ease of use, reliability, suitability for use in cath labs, service and price. The Company also believes that physician relationships, especially relationships with leaders in the interventional cardiology community, are important competitive factors. Although the Company believes that it is the first in the United States to have initiated an FDA-approved human clinical trial of a radiation system for reducing the frequency of restenosis, there can be no assurance that the Company will be first to market such a system in the United States or to market such a system effectively.

Government Regulation

United States

The Company's Beta-Cath System is regulated in the United States as a medical device. As such, the Company is subject to extensive regulation by the FDA and by foreign governments. The FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing approvals, a recommendation by the FDA that the Company not be permitted to enter into government contracts, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed by the Company.

In the United States, medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and efficacy. Under FDA regulations Class I devices are subject to general controls (for example, labeling, premarket notification and adherence to GMPs) and Class II devices are subject to general and special controls (for example, performance standards, patient registries, and FDA guidelines). Generally, Class III devices are those that must receive premarket approval by the FDA after evaluation of their safety and efficacy (for example, life-sustaining, life-supporting and implantable devices, or new devices that have not been found substantially equivalent to other Class II legally marketed devices). The Beta-Cath System is a Class III device, which will require premarket approval ("PMA") by the FDA prior to its commercialization.

A PMA application must be supported by valid scientific evidence, which typically includes extensive data, including preclinical and human clinical trial data to demonstrate safety and efficacy of the device. If human clinical trials of a device are required and the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or the distributor of the device) is required to file an IDE application with the FDA prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate Institutional Review Boards ("IRBs"), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA.

The PMA application must also contain the results of all relevant bench tests, laboratory and animal studies, a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission should include the proposed labeling, advertising literature and training methods (if required). Upon receipt of a PMA application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit such substantive review. If the FDA determines that the PMA application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing and begin an in-depth review of the PMA application. An FDA review of a PMA application generally takes one to two years from the date the PMA application is accepted for filing, but may take significantly longer. The review time is often significantly extended by the FDA asking for more information or clarification of information previously submitted. During the review period an advisory committee, primarily comprised of clinicians, will likely be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. The FDA is not bound by those recommendations. During the review process of the PMA application, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with the applicable GMP requirements.

If the FDA's evaluations of the PMA application is favorable, the FDA will either issue an approval letter or an "approvable letter," containing a number of conditions which must be satisfied in order to secure the final approval of the PMA application. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a letter approving a PMA application authorizing commercial marketing of the device for certain indications. If the FDA's evaluation of the PMA application or manufacturing facilities is not favorable, the FDA will deny approval of the PMA application or issue a "not approvable letter." The FDA may also determine that additional clinical trials are necessary, in which case approval of the PMA application could be delayed for several years while additional clinical trials are conducted and submitted in an amendment to the PMA application. The PMA application process can be expensive, uncertain and lengthy, and a number of devices for which FDA approval has been sought by other companies have never been approved for marketing.

On July 19, 1995, 29 days after submission of the application, the Company obtained an IDE to conduct a clinical feasibility trial to collect data necessary to gain FDA approval to begin the multicenter, randomized, prospective clinical trial needed to support a PMA application. The trial initially commenced at Emory University Hospital. On April 18, 1996, 31 days after submission of an application to broaden that IDE, the Company was granted the authority to begin enrolling patients also at Rhode Island Hospital. Then in July 1997, 29 days after submission of the Company's application for an IDE for a multicenter trial using a modified transfer device, the FDA approved an IDE for the multicenter trial currently in progress. There can be no assurance as to when, or if, the Company will complete clinical trials of its Beta-Cath System or that data from such trials, if completed, will be adequate to support approval of a PMA application. Furthermore, there can be no assurance that the Company will be able to obtain approval of its PMA application on a timely basis, or at all, and delays in the receipt of, or failure to receive, such approvals would have a material adverse effect on the Company's business, financial condition and results of operations, and could result in cessation of the Company's business.

Any products manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their establishments and list their devices with the FDA and certain state agencies, and are subject to periodic inspections by the FDA and those state agencies. The FDA requires devices to be manufactured in accordance with GMP regulations, which impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality-assurance activities.

Because the Beta-Cath System uses radiation sources, its manufacture, distribution, transportation, import/export, use and disposal will also be subject to federal, state and/or local laws and regulations relating to the use and handling of radioactive materials. Specifically, even if approval of a PMA application is obtained, approval by the U.S. Nuclear Regulatory Commission ("NRC"), or an equivalent state agency, of the Company's radiation sources for certain medical uses will be required to distribute commercially the radiation sources to licensed recipients in the United States. In addition, the Company and/or its supplier of radiation sources must obtain a license from the NRC to commercially distribute such radiation sources as well as to comply with all applicable regulations. The Company and/or its supplier of radiation sources must also comply with NRC and U.S. Department of Transportation regulations on the labeling and packaging requirements for shipment of radiation sources to hospitals or other users of the Beta-Cath System. In addition, hospitals may be required to obtain or expand their licenses to use and handle Strontium 90 radiation prior to receiving radiation sources for use in the Beta-Cath System. Comparable, or perhaps more stringent, requirements and/or approvals regulating radiation are anticipated in markets outside the United States. If any of the foregoing approvals are significantly delayed or not obtained, the Company's business, financial condition and results of operations could be materially adversely affected.

The Company is also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that the Company will not be required to incur significant costs to comply with such laws and regulations now or in the future, or that such laws or regulations will not have a material adverse effect upon the Company's ability to do business.

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

International

Sales of the Beta-Cath System outside the United States are subject to regulatory requirements that vary from country to country. The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA approval, and the requirements may differ. In addition, there may be foreign regulatory barriers other than premarket approval (including regulations concerning the distribution, use and handling of the radiation sources), and the export of devices must be in compliance with FDA regulations. Commencing in 1998 the Company will be required to obtain certifications necessary to enable the CE mark to be affixed to the Beta-Cath System, to market the Beta-Cath System throughout the European Union. Additionally, to market products in Europe, the Company may choose to maintain ISO 9001 and is required to maintain EN 46001 certification subject to periodic surveillance audits. Using data from its feasibility studies, the Company intends to submit an application during the first half of 1998 for a CE mark to commence marketing of the Beta-Cath System in Europe.

Other countries in which the Company intends to market the Beta-Cath System may adopt regulations in the future that could prevent the Company from marketing its Beta-Cath System in those countries. In addition, the Company may be required to spend significant amounts of capital in order to respond to requests for additional information by foreign regulatory bodies, or may otherwise be required to spend significant amounts of capital in order to obtain foreign regulatory approvals. Any such events could substantially delay or preclude the Company from marketing the Beta-Cath System in foreign countries.

Third-Party Reimbursement

The Beta-Cath System, if approved for commercial sale, will be purchased primarily by hospitals. Hospitals and physicians bill various third-party payors, such as government health programs, private health insurance plans, managed care organizations and other similar programs, for the health care services provided to their patients. The FDA has classified the Beta-Cath System as an experimental device and accordingly its use in the human clinical trials will not be reimbursable under the Medicare program or by private insurers until after the PMA approval is achieved, if ever. The classification of the Beta-Cath System as experimental will materially increase the costs of conducting clinical trials in the United States, and such costs could have a material adverse effect on the Company's business, financial condition and results of operations. Even if the Beta-Cath System were to receive approval for marketing by the FDA, there can be no assurance that third-party payors will cover the Beta-Cath System, or, if covered, that third-party payors will not place certain restrictions on the circumstances in which coverage will be available. In addition, payors may deny reimbursement if they determine that a product was not used in accordance with established payor protocol regarding cost-effective treatment methods, or was used for an unapproved indication. Third-party payors are also increasingly challenging the prices charged for medical products and services and, in some instances, have put pressure on medical device suppliers to lower their prices. The Company is unable to predict what changes will be made in the reimbursement methods used by third-party health care payors. There can be no assurance that the Beta-Cath System will be considered cost effective by third-party payors, that reimbursement for the Beta-Cath System will be available or, if available, that payors' reimbursement levels will not adversely affect the Company's ability to sell the Beta-Cath System on a profitable basis. In addition, the cost of health care has risen significantly over the past decade, and there have been and may continue to be proposals by legislators, regulators and third-party payors to curb these costs. Failure by hospitals and physicians to obtain reimbursement from third-party payors, changes in third-party payors' policies toward reimbursement for the Beta-Cath System or legislative action could have a material adverse effect on the Company's business, financial condition and results of operations.

Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government managed health care systems that control reimbursement for new devices and procedures. In most markets there are private insurance systems as well as government managed systems. There can be no assurance that reimbursement for the Company's products will be available in international markets under either government or private reimbursement systems.

Product Liability and Insurance

The business of the Company entails the risk of product liability claims. Although the Company has not experienced any product liability claims to date, there can be no assurance that such claims will not be asserted or that the Company will have sufficient resources to satisfy any liability resulting from such claims. Through December 31, 1997 the Company maintained product liability insurance with coverage of an annual aggregate maximum of $4 million. Effective January 1998 this insurance was increased to $8 million. There can be no assurance that product liability claims will not exceed such insurance coverage limits, that such insurance will continue to be available on commercially reasonable terms or at all, or that a product liability claim would not materially adversely affect the business, financial condition or results of operations of the Company.

Facilities

The Company leases approximately 25,600 square feet of space in an office park in Norcross, Georgia under a five-year lease expiring in 2000. All of the Company's operations (other than clinical research activities and services of its consultants) are conducted in that facility. The Company believes that its facility is adequate to serve its needs through at least 1998, but additional facilities may be needed thereafter to commercialize the Beta-Cath System.

Employees and Consultants

As of December 31, 1997 the Company directly employed 45 full-time individuals. Most of the Company's employees have prior experience with medical device or pharmaceutical companies. The Company believes it maintains good relations with its employees. None of the Company's employees is represented by a union or covered by a collective bargaining agreement. The Company's success will depend in large part upon its ability to attract and retain qualified employees. The Company faces competition in this regard from other companies, research and academic institutions and other organizations.

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

Executive Officers of the Company

The executive officers of the Registrant, who are elected by the Board of Directors, are as follows:

Name                     Age  Position
----                     ---  --------
Thomas D. Weldon.........42   President, Chief Executive Officer and Director
Charles E. Larsen........46   Senior Vice President, Chief Technical Officer and
                               Director
David N. Gill............43   Chief Operating Officer, Vice President of Finance
                               and Treasurer
Thomas K. Brooks.........41   Vice President, Sales and Marketing
Joan M. Macdonald, Ph.D..40   Vice President, Regulatory and Clinical Affairs
Cheryl R. Johnson........35   Vice President, Investor Relations and Business
                               Development and Secretary

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

David N. Gill. Mr. Gill has served as the Company's Vice President of Finance, Chief Financial Officer and Treasurer since July 1996 and as Chief Operating Officer since February 28, 1997. From August 1995 to June 1996, Mr. Gill served as Chief Financial Officer of SPEA Software AG, prior to its sale. From 1992 to 1995 Mr. Gill served as President and Director of Dornier Medical Systems, Inc. and from 1990 to 1992 as its Vice President of Finance. Mr. Gill received an M.B.A. from Emory University and a B.S. degree in Accounting from Wake Forest University.

Thomas K. Brooks. Mr. Brooks has served as the Company's Vice President, Sales, Marketing and Business Development from January 1995 to July 1996 and as Vice President, Sales and Marketing since July 1996. From 1986 through December 1994, Mr. Brooks served in various sales, marketing, and business development positions with Boston Scientific Corporation, a manufacturer of medical devices, most recently as manager of new business development. From 1983 through 1986, Mr. Brooks held various sales positions for Ethicon Endo-Surgery Division of Johnson & Johnson. Mr. Brooks received a B.A. in Business Administration from Monmouth College.

Joan M. Macdonald, Ph.D. Dr. Macdonald joined the Company in January 1994, as its Director of Regulatory Affairs, and has been its Vice President, Regulatory and Clinical Affairs since January 1996. From February 1991 through September 1993, Dr. Macdonald worked for CIBA Vision Corporation, a manufacturer of ophthalmic products, having served most recently as Director, Worldwide Regulatory Strategy. Dr. Macdonald received a Ph.D. degree in Physiology from the Medical College of Wisconsin, and M.S. and B.S. degrees in Zoology from the University of Wisconsin.

Cheryl R. Johnson. Ms. Johnson joined the Company in July 1992 as Director of Marketing and Business Development and Secretary, served as Director of Administration and Business Development of the Company from January 1996 until July 1996 and as Vice President, Investor Relations and Business Development from July 1996. From August 1989 to June 1992, Ms. Johnson worked in planning and business development capacities at BOC Health Care (Ohmeda), most recently as its business development manager. Ms. Johnson received an M.B.A. from the Kellogg School at Northwestern University and a B.S. degree in Chemical Engineering from the Georgia Institute of Technology.

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

HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES. The Company has experienced significant operating losses since inception and as of December 31, 1997 had an accumulated deficit of $27.6 million. The development and further commercialization of the Company's current products and other new products, if any, will require substantial development, clinical, regulatory, manufacturing and other expenditures. The Company expects its operating losses to continue for at least the next two years as the Company continues to expand its product development, clinical trials, and marketing efforts.

FLUCTUATIONS IN OPERATING RESULTS. The Company's results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, including product development efforts, actions relating to regulatory and reimbursement matters, progress of clinical trials, the extent to which the Company's products gain market acceptance, and competition.

DEPENDENCE ON BETA-CATH SYSTEM. The Company anticipates that for the foreseeable future it will be solely dependent on the successful development and commercialization of the Beta-Cath System. The Beta-Cath System will require further development, as well as regulatory clearance or approval, before it can be marketed in the United States or internationally. There can be no assurance that the Company's development efforts will be successful or that the Beta-Cath System will be shown to be safe or effective, cleared or approved by regulatory authorities, capable of being manufactured in commercial quantities at acceptable costs, approved by payors for reimbursement or successfully marketed. In addition, there can be no assurance that demand for the Beta-Cath System will be sufficient to allow profitable operations. Failure of the Beta-Cath System to be successfully commercialized would have a material adverse effect on the Company's business, financial condition and results of operations.

EARLY STAGES OF CLINICAL TRIALS; NO ASSURANCE OF SAFETY AND EFFICACY. The Beta-Cath System is in an early stage of clinical testing, and there can be no assurance as to when, if ever, its safety and efficacy in reducing the frequency of restenosis will be demonstrated. The Company has commenced a randomized, triple-masked, placebo-controlled, multicenter, human clinical trial under an Investigational Device Exemption ("IDE") granted by the U.S. Food and Drug Administration ("FDA") to determine the clinical safety and efficacy of the Beta-Cath System for use in coronary arteries. The Company anticipates completing enrollment in the clinical trial by December 31, 1998. Various factors, including difficulties in enrolling patients or physicians, could delay completion for an indeterminate amount of time.

The multicenter trial will require the treatment of a statistically significant number of patients, and clinical follow-ups with such patients after eight months. It is only after completion of these trials that the Company would apply for the regulatory approvals required to commence marketing of the Beta-Cath System, subsequent experience may uncover unforeseen problems with the therapy which could require removal of the product from the market or additional testing. There can be no assurance that the Beta-Cath System or any of the Company's other products will prove to be safe and effective in clinical trials or ultimately will be approved for marketing by the United States or foreign regulatory authorities. The Company does not expect to submit an application for pre-market approval ("PMA") for its Beta-Cath System until the second half of 1999, and there can be no assurance that the Company will ever submit a PMA or that, if submitted, such PMA will be approved by the FDA. If the Beta-Cath System does not prove to be safe and effective in clinical trials, the Company's business, financial condition and results of operations will be materially adversely affected and could result in cessation of the Company's business. In addition, the clinical trials may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory approvals. Even if such obstacles are identified and overcome, commercialization of the Beta-Cath System may be delayed.

LIMITED SALES, MARKETING AND DISTRIBUTION EXPERIENCE. At present the Company has no sales and a limited marketing capability. The Company intends to sell its products in the United States directly and outside the United States through international distributors and/or corporate partners. There can be no assurance that the Company will be able to recruit and train adequate sales and marketing personnel to successfully commercialize the Beta-Cath System in the United States. The inability to recruit or retain suitable international distributors or corporate partners could also have a material adverse effect on the Company's business, financial condition and results of operations. The Company intends to select one or more established market leaders in the radioisotope business to inventory and deliver the radiation sources and provide related training, testing and support services to hospitals in both the United States and international markets. The inability to recruit or retain one or more such entities for this purpose could have a material adverse effect on the Company's business, financial condition and results of operations.

RISK OF INADEQUATE FUNDING. The Company anticipates that its operating losses will continue through at least 1999 because it plans to expend substantial resources in funding clinical trials in support of regulatory approvals and continues to expand research and development and marketing activities. Novoste believes that current cash balances and short-term investments, together with interest thereon, will be sufficient to meet the Company's operating and capital requirements through 1999. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's clinical research and product development programs; the receipt of and the time required to obtain regulatory clearances and approvals; the resources required to gain approvals; the resources the Company devotes to the development, manufacture, and marketing of its products; the resources required to hire and develop a direct sales force in the United States, develop distributors internationally, and to expand manufacturing capacity; facilities requirements; market acceptance and demand for its products; and other factors. Novoste may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. There can be no assurance that additional financing, if required, will be available on satisfactory terms, or at all.

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

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The Company's Common Stock has been traded on the Nasdaq National Market (Nasdaq symbol: NOVT). The number of record holders of the Company's Common Stock at February 27, 1998 was 141, excluding beneficial owners of shares registered in nominee or street name. The Company has not paid any dividends since its inception, other than the distribution of the Shareholder Rights described in
Note 5 of the Notes to the Financial Statements, and does not intend to pay any dividends in the foreseeable future.

The range of high and low closing sale prices for the Common Stock is as follows:

            Quarter Ended                                 High       Low
------------------------------------------------------  -------    -------
Year Ended December 31, 1996
      June 30, 1996 (from May 23, 1996)                 $ 15.50    $  8.75
      September 30, 1996                                $ 13.75    $  7.00
      December 31, 1996                                 $ 16.75    $11.875
Year Ended December 31, 1997
      March 31, 1997                                    $ 19.00    $ 13.00
      June 30, 1997                                     $17.125    $ 13.25
      September 30, 1997                                $ 17.50    $14.875
      December 31, 1997                                 $ 26.00    $ 16.00

On February 27, 1998 the last reported sale price for the Common Stock was $29.625.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth selected statement of operations and balance sheet data as of and for the fiscal years ended December 31, 1997, 1996, 1995, 1994 and 1993, and for the period from inception through December 31, 1997. The selected financial data for each such fiscal year listed below has been derived from the financial statements of the Company for those years, which have been audited by Ernst & Young LLP, independent auditors, whose report on the Company's financial statements as of December 31, 1997 and 1996, for each of the three years in the period ended December 31, 1997 and for the period from inception (May 22, 1992) through December 31, 1997 is included elsewhere herein. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Financial Statements and related Notes and other financial information included herein.

                                                                                 Period from
                                                                                  inception
                                                                               (May 22, 1992)
                                         Year Ended December 31,                   through
                      -------------------------------------------------------    December 31,
                         1997        1996        1995       1994        1993        1997
                      -----------------------------------------------------------------------
                                       (in thousands except per share data)
Statement of
 Operations Data:
Revenues              $     29    $     --    $     17    $     73    $     --    $    320
Costs and expenses:
 Research and
  development           12,873       4,647       2,089       1,404         545      21,760
 General and
  administrative         1,736       1,575         466         526         785       5,824
 Marketing               1,022         581         659         292          --       2,554
                      --------------------------------------------------------------------
Loss from
 operations            (15,602)     (6,803)     (3,197)     (2,149)     (1,330)    (29,818)
Net interest income
 (expense)               1,389         864         (21)        (47)          5       2,199
                      --------------------------------------------------------------------
Net loss              $(14,213)   $ (5,939)   $ (3,218)   $ (2,196)   $ (1,325)   $(27,619)
                      ====================================================================
Net loss per
 share (1)            $  (1.64)   $  (0.91)   $  (0.87)   $  (0.77)   $  (0.59)
                      ========================================================
Shares used to
compute basic and
diluted  net loss
per share (1)            8,665       6,543       3,679       2,837       2,248

(1) In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted loss per share with basic and diluted loss per share. Unlike primary loss per share, basic loss per share excludes any dilutive effects of options, warrants and convertible securities. Diluted loss per share is very similar to the previously reported fully diluted loss per share. Additionally, in 1998 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 98 (SAB
98). SAB 98 removes the Company's need to consider common stock issued and stock options and warrants granted during the twelve month period preceding an initial public offering. All loss per share amounts for all periods have been presented and, where appropriate, restated to conform to the provisions of Statement 128 and SAB 98. See Note 1 of the Notes to the Financial Statements for an explanation of the method used to determine the number of shares to compute net loss per share.

                                                        December 31,
                                              -------------------------------------------------
                                                 1997      1996      1995      1994      1993
                                              ---------  --------  --------  --------  --------
Balance Sheet Data:
Working capital (deficit)                     $ 46,064   $26,849   $  (906)  $(1,267)  $  (149)
Total assets                                    49,796    29,255     2,057       982     1,583
Total liabilities                                2,427       821     1,739     1,396       976
Deficit accumulated during development stage   (27,619)  (13,406)   (7,467)   (4,249)   (2,053)
Total shareholders' equity (deficit)            47,369    28,434       318      (413)      608

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and risks which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and risks include, but are not limited to, whether the Beta-Cath System, the Company's primary product in development, will prove safe and effective; the speed of patient enrollment in the Company's clinical trials; whether and when the Company will obtain approval of the Beta-Cath System from the United States Food and Drug Administration (FDA) and corresponding foreign agencies; the Company's need to achieve manufacturing scale-up in a timely manner, and its need to provide for the efficient manufacturing of sufficient quantities of its products; the Company's dependence on the Beta-Cath System as the primary source of future revenue; the lack of an alternative source of supply for the radiation source materials used in the Beta-Cath System; the Company's patent and intellectual property position; the Company's need to develop the marketing, distribution, customer service and technical support and other functions critical to the success of the Company's business plan; the effectiveness and ultimate market acceptance of the Beta-Cath System; limitations on third party reimbursement; and competition between rival developers of restenosis reduction products. Additional risk factors include those discussed in the section entitled "Item 1 - Business" as well as those that may be set forth in reports filed by the Company from time to time on Forms 10-Q and 8-K. The Company does not undertake any obligation to update any forward-looking statements.

Overview

Novoste commenced operations as a medical device company in May 1992. Commencing in 1994, the Company has devoted substantially all of its efforts to developing the Beta-Cath System, an intraluminal beta radiation catheter delivery system designed to reduce the frequency of restenosis subsequent to percutaneous transluminal coronary angioplasty ("PTCA").

For the period since its capitalization through December 31, 1997 the Company has earned minimal non-recurring revenues and experienced significant losses in each period. At December 31, 1997 the Company had an accumulated deficit of approximately $27.6 million. Novoste expects to continue to incur significant operating losses through at least 1999 as the Company continues research and development projects, conducts its clinical trials in the United States, Canada and Europe, seeks regulatory approval or clearance for its products, expands its sales and marketing efforts in contemplation of product introduction and market development, and increases its administrative activities to support growth of the Company.

There can be no assurance that the Company's research and development efforts will be successfully completed. There can be no assurance that clinical trials will be completed in a timely fashion or demonstrate the safety and efficacy of the Beta-Cath System. Additionally, there can be no assurance that the Beta-Cath System will be approved by the FDA or any domestic or foreign governmental agency, or that the Beta-Cath System or any other product developed by Novoste will be successfully introduced or attain any significant level of market acceptance. There can be no assurance that the Company will ever achieve either significant revenues from sales of its Beta-Cath System or ever achieve or sustain profitability.

Results of Operations

YEARS ENDED DECEMBER 31, 1997 AND 1996

Net loss for the year ended December 31, 1997 was $14,213,000, or ($1.64) per share, as compared to $5,939,000 or ($0.91) per share for the year earlier. The increase in net loss for the year ended December 31, 1997 compared to the year earlier was due primarily to increased spending for research and development as well as increased marketing, general and administrative expenses related to the Company's development of its Beta-Cath System, offset by increased interest income earned from the investment of the net proceeds from the initial public offering in May 1996 and the secondary public offering in November 1997.

Revenues. Miscellaneous revenues were $29,000 for the year ended December 31, 1997. No revenue was earned in the year earlier. This revenue related to the sale of the blood containment device product line in May 1997 for cash and a continuing royalty.

Research and Development Expenses. Research and development expenses increased 177%, to $12,873,000 for the year ended December 31, 1997 from $4,647,000 for the year ended December 31, 1996. These increases were primarily a result of (a) the cost of manufacturing the Beta-Cath System for the clinical trials, (b) the cost of conducting the multicenter clinical trial in the United States in addition to follow-up costs associated with the initial clinical feasibility studies, (c) a milestone payment of 617,000 DM ($360,000) in June 1997 to the Company's radioactive-isotope supplier upon meeting delivery requirements, (d) the accrual of an additional 737,000 DM (approximately $430,000) to be paid prior to March 31, 1998 to the same supplier upon meeting certain production volumes, (e) twelve monthly reimbursements of approximately 100,000 DM ($60,000), to the same supplier of costs to increase production capacity, (f) the increased size of the Company's research and development staff, (g) the legal and filing costs associated with domestic and foreign patent applications, and (h) services provided by outside consultants in the development of the Beta-Cath System. The Company expects research and development expenses to continue to increase in the immediate future as the Company conducts clinical trials of its Beta-Cath System in both the U.S. and selected foreign countries, and it continues the development and design of the Beta-Cath System and component parts.

General and Administrative Expenses. General and administrative expenses increased 10% to $1,736,000 for the year ended December 31, 1997 from $1,575,000 for the year ended December 31, 1996. These increases were primarily a result of additional personnel, higher salaries and increased costs associated with being a public company such as director and officer liability insurance, legal and accounting fees. The Company expects general and administrative expenses to increase in the future in support of a higher level of operations.

Marketing Expenses. Marketing expenses increased 76% to $1,022,000 for the year ended December 31, 1997 from $581,000 for the year ended December 31, 1996. These increases were primarily the result of increased trade show costs, consulting fees and higher salaries. The Company expects marketing expenses to significantly increase in the future as the Company prepares for commercialization of the Beta-Cath System in the U.S. and other countries.

Interest Income. Interest income increased 61% to $1,389,000 for the year ended December 31, 1997 from $864,000 for the year ended December 31, 1996. The increase in net interest income was primarily due to larger average cash equivalents and short-term investment balances after the Company's initial public offering in May 1996 and secondary public offering in November 1997.

YEARS ENDED DECEMBER 31, 1996 AND 1995

Net loss for the year ended December 31, 1996 was $5,939,000, or ($0.91) per share, as compared to $3,218,000, or ($0.87) per share, for the year ended December 31, 1995. The increase in net loss for the year ended December 31, 1996 compared to the year earlier is due to increased spending for research and development and general and administrative expenses related to the Company's development of its Beta-Cath System, offset by increased interest income earned from the investment of the net proceeds of the initial public offering in May 1996.

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

General and Administrative Expense. General and administrative expenses increased 238% to $1,575,000 for the year ended December 31, 1996 from $466,000 for the year ended December 31, 1995. These increases were primarily a result of increased personnel, higher salaries, accrued severance and increased costs associated with being a public company such as director and officer liability insurance.

Marketing Expense. Marketing expenses decreased 12% to $581,000 for the year ended December 31, 1996 from $659,000 for the year ended December 31, 1995 due to a start-up bonus and relocation allowance paid in 1995 to a new management employee.

Interest Income and Expense. Net interest income was $864,000 for the year ended December 31, 1996 whereas net interest expense of $21,000 was incurred during the year ended December 31, 1995. The increase in interest income was primarily due to investing the proceeds of the Company's initial public offering in cash equivalents and short-term investments.

Liquidity and Capital Resources

The Company financed its activities since inception up to May 29, 1996, the date of the Company's initial public offering, through private placements of its Common Stock, Class B Common Stock and promissory notes. Since inception through December 31, 1997, the Company obtained funds aggregating approximately $71.1 million in net proceeds from the issuance of Common Stock and Class B Common Stock (including approximately $30.6 million in net proceeds from its initial public offering which closed in May 1996 and approximately $32.2 million in net proceeds from its secondary public offering which closed in November 1997), in addition to approximately $1.8 million in net proceeds from the issuance of convertible promissory notes.

During the years ended December 31, 1997 and 1996, the Company used cash to fund operations of $11.7 million and $5.0 million, respectively. Cash used to fund operations since inception was approximately $22.5 million. The increases in cash used in operations were due primarily to higher expenses associated with increased research and development activities, initiation of marketing activities and increased general and administrative expenses to support increased operations. The Company's expenditures for equipment and improvements have aggregated $2.0 million since inception. Future cash needs for operating activities are anticipated to be higher than historical levels because of the development, manufacturing scale-up and commercialization of the Beta-Cath System, subject to the factors discussed above.

The Company's principal source of liquidity at December 31, 1997 consisted of cash, cash equivalents and short-term investments of $48.4 million. The Company did not have any credit lines available or outstanding borrowings at December 31, 1997.

The Company anticipates that its operating losses will continue through 1999 as it expends substantial resources in funding clinical trials in support of regulatory approvals, and continues to expand research and development and marketing activities. Novoste believes that current cash balances and short-term investments, together with interest thereon, will be sufficient to meet the Company's operating and capital requirements through 1999. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including: the progress of the Company's clinical research and product development programs; the receipt of and the time required to obtain regulatory clearances and approvals; the resources required to gain approvals; the resources the Company devotes to the development, manufacture and marketing of its products; the resources required to hire and develop a direct sales force in the United States, develop distributors internationally, and to expand manufacturing capacity; market acceptance and demand for its products; and other factors. Novoste may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. There can be no assurance that additional financing, if required, will be available on satisfactory terms, or at all.

Impact of Year 2000

The Company's financial software program was written using two digits rather than four to define the applicable year. As a result, this program has time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

In anticipation of in-house manufacturing, in January 1998 the Company purchased a complete manufacturing software package that includes integrated financial modules that will replace the Company's existing financial software program. The contract for the purchase of the new software package requires year 2000 compliance.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, with the report of the independent auditors, listed in
Item 14, are included in this Annual Report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

Certain information required by Part III is omitted from this Report on Form 10-K in that the Registrant will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A with respect to the 1998 Annual Meeting of Stockholders (the "Proxy Statement") to be held on May 1, 1998 and certain information included therein is incorporated herein by reference.

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

None.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following financial statements of the Company and Report of Ernst & Young LLP, Independent Auditors are included in this report:

      Report of Independent Auditors

      Balance Sheets as of December 31, 1997 and 1996

      Statements of Operations for the Years Ended December 31, 1997, 1996, and 1995 and from Inception (May 22, 1992) through December 31, 1997

      Statements of Shareholders' Equity from Inception (May 22, 1992) through December 31, 1997

      Statements of Cash Flows for the Years Ended December 31, 1997, 1996, and 1995 and from Inception (May 22, 1992) through December 31, 1997

      Notes to Financial Statements

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Novoste Corporation

We have audited the accompanying balance sheets of Novoste Corporation (a Development Stage Company) (the "Company") as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997 and for the period from inception (May 22, 1992) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 and for the period from inception (May 22, 1992) through December 31, 1997 in conformity with generally accepted accounting principles.


                                       Ernst & Young LLP

Atlanta, Georgia
January 30, 1998

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                         December 31,
                                                                     1997            1996
                                                                ------------    ------------
Assets
Current assets:
   Cash and cash equivalents                                    $ 35,993,933    $ 19,954,827
   Short-term investments                                         12,408,785       7,588,693
   Prepaid expenses                                                   88,099         126,349
                                                                ------------    ------------
Total current assets                                              48,490,817      27,669,869

Property and equipment, net                                        1,061,526       1,128,031
License agreements, net                                              139,758         153,396
Other assets                                                         103,855         303,642
                                                                ------------    ------------
                                                                $ 49,795,956    $ 29,254,938
                                                                ============    ============

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                             $    523,678    $    155,946
   Accrued expenses and taxes withheld                             1,903,276         665,175
                                                                ------------    ------------
Total current liabilities                                          2,426,954         821,121
                                                                ------------    ------------
Shareholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized,
   no shares issued and outstanding                                       --              --
Common stock, $.01 par value, 25,000,000 shares authorized;
   10,332,042 and 8,257,967 shares issued, respectively              103,320          82,580
Additional paid-in capital                                        74,908,631      41,772,791
Deficit accumulated during the development stage                 (27,619,109)    (13,405,714)
                                                                ------------    ------------
                                                                  47,392,842      28,449,657
Less treasury stock, 5,780 and 5,280 shares of common stock,
   respectively, at cost                                             (23,840)        (15,840)
                                                                ------------    ------------
Total shareholders' equity                                        47,369,002      28,433,817
                                                                ------------    ------------
                                                                $ 49,795,956    $ 29,254,938
                                                                ============    ============

See accompanying notes.

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                            Statements of Operations

                                                                                       From inception
                                                                                       (May 22, 1992)
                                                   Year ended December 31,           through December 31,
                                            1997           1996             1995           1997
                                       ------------------------------------------------------------------
Revenues:
   Miscellaneous sales                 $     29,313    $         --    $     16,507    $    320,200

Operating expenses:
   Research and development              12,872,867       4,646,583       2,088,822      21,759,899
   General and administrative             1,736,333       1,574,678         465,670       5,823,874
   Marketing                              1,021,990         581,280         659,361       2,554,101
                                       ------------    ------------    ------------    ------------
                                         15,631,190       6,802,541       3,213,853      30,137,874
Loss from operations                    (15,601,877)     (6,802,541)     (3,197,346)    (29,817,674)
Interest income                           1,388,482         950,791          15,427       2,380,324
Interest expense                                 --         (87,331)        (36,107)       (181,759)
                                       ------------    ------------    ------------    ------------
Net loss                               $(14,213,395)   $ (5,939,081)   $ (3,218,026)   $(27,619,109)
                                       ============    ============    ============    ============
Basic and diluted net loss per share   $      (1.64)   $      (0.91)   $      (0.87)
                                       ============    ============    ============
Weighted average shares outstanding       8,665,345       6,543,129       3,679,361
                                       ============    ============    ============

See accompanying notes.

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

     For the period from inception (May 22, 1992) through December 31, 1997

                                                                                                Deficit
                                                                                              Accumulated
                                                                     Class B      Additional  During the
                                             Common Stock         Common Stock      Paid-in   Development   Treasury
                                          Shares     Amount     Shares    Amount    Capital      Stage        Stock       Total
                                        ---------   -------   ---------  -------  ----------  -----------   --------   -----------
Exchange of stock for license
  agreement at $.25 per share ........    746,894   $ 7,469          --  $    --  $  179,255  $        --   $     --   $   186,724
Sale of stock at $1.00 per share .....    820,000     8,200          --       --     811,800           --         --       820,000
Sale of stock at $3.00 per share .....     86,667       867          --       --     259,133           --         --       260,000
Exercise of stock options at
  $.25 per share .....................    205,000     2,050          --       --      49,200           --         --        51,250
Issuance of stock for consulting
  services, 117,500 shares at
  $.25 per share, 88,500 shares
  at $1.00 per share and 37,585
  shares at $3.00 per share ..........    243,585     2,435          --       --     228,195           --         --       230,630
Issuance of stock to employees
  for settlement of obligation
  for consulting services, at
  $3.00 per share ....................     10,000       100          --       --      29,900           --         --        30,000
Net loss .............................         --        --          --       --          --     (727,688)        --      (727,688)
                                        ---------   -------   ---------  -------  ----------  -----------   --------   -----------
Balance at December 31, 1992 .........  2,112,146    21,121          --       --   1,557,483     (727,688)        --       850,916
Sale of stock at $3.20 per
  share, net of $138,932 of
  offering costs .....................    331,250     3,312          --       --     917,756           --         --       921,068
Exercise of stock options at
  $.25 to $1.00 per share ............     67,875       679          --       --      23,790           --         --        24,469
Issuance of stock for consulting
  services, at $3.00 per share .......     50,862       509          --       --     152,077           --         --       152,586
Repurchase of stock at $3.00 per
  share ..............................     (5,280)       --          --       --          --           --    (15,840)      (15,840)
Net loss .............................         --        --          --       --          --   (1,325,230)        --    (1,325,230)
                                        ---------   -------   ---------  -------  ----------  -----------   --------   -----------
Balance at December 31, 1993 .........  2,556,853    25,621          --       --   2,651,106   (2,052,918)   (15,840)      607,969
Sale of stock at $3.20 per share .....    312,500     3,125          --       --     996,875           --         --     1,000,000
Exercise of stock options at
  $.25 to $1.00 per share ............     35,500       355          --       --      12,270           --         --        12,625
Issuance of stock for consulting
  services, at $3.20 per share .......     50,626       506          --       --     161,494           --         --       162,000
Net loss .............................         --        --          --       --          --   (2,195,689)        --    (2,195,689)
                                        ---------   -------   ---------  -------  ----------  -----------   --------   -----------
Balance at December 31, 1994 .........  2,955,479    29,607          --       --   3,821,745   (4,248,607)   (15,840)     (413,095)
Sale of stock at $3.75 per
  share, net of $191,274 of
  offering costs .....................         --        --     986,269    9,863   3,497,372           --         --     3,507,235
Exercise of stock options at
  $.25 per share .....................      9,300        93          --       --       2,232           --         --         2,325
Issuance of stock for consulting
  services, at $3.20 per share .......     27,813       278          --       --      88,724           --         --        89,002
Issuance of stock for
  compensation to an employee,
  at $3.20 per share .................     16,000       160          --       --      51,040           --         --        51,200
Conversion of debt to common .........     93,750       938          --       --     299,062           --         --       300,000
Exchange of common for Class B
  common .............................   (625,000)   (6,250)    625,000    6,250          --           --         --            --
Net loss .............................         --        --          --       --          --   (3,218,026)        --    (3,218,026)
                                        ---------   -------   ---------  -------  ----------  -----------   --------   -----------
Balance at December 31, 1995 .........  2,477,342    24,826   1,611,269   16,113   7,760,175   (7,466,633)   (15,840)      318,641
                                        ---------   -------   ---------  -------  ----------  -----------   --------   -----------

                                                                                               Deficit
                                                                                             Accumulated
                                                              Class B          Additional    During the
                                      Common Stock         Common Stock          Paid-in     Development   Treasury
                                   Shares     Amount     Shares     Amount       Capital        Stage        Stock       Total
                                 ---------   --------  ----------  --------   ------------   ------------   --------   -----------
Balance at December 31, 1995 .   2,477,342   $ 24,826   1,611,269  $ 16,113   $  7,760,175   $ (7,466,633)  $(15,840)  $    318,641
Issuance of stock for
  consulting services
  2,422 shares at $6.00 per
  share, 33,520 shares at
  $6.38 per share, 678
  shares at $9.50 per
  share, and 435 shares
  at $9.375 per share ........      37,066        371          --        --        407,667             --         --        408,038
Issuance of stock for deferred
  compensation to employees
  at $3.20 per share .........     102,945      1,029          --        --        328,395             --         --        329,424
Conversion of debt to common
  stock ......................     497,349      4,974          --        --      1,860,109             --         --      1,865,083
Exchange of Class B for
  common stock ...............   1,611,269     16,113  (1,611,269)  (16,113)            --             --         --             --
Exercise of stock warrants at
  $4.00 to $4.50 per share ...      62,104        621          --        --        267,597             --         --        268,218
Cashless exercise of
  warrants ...................     889,912      8,899          --        --         (8,899)            --         --             --
Issuance of stock in initial
  public offering at $14.00
  per share, net of issuance
  costs of $2,973,746 ........   2,400,000     24,000          --        --     30,602,254             --         --     30,626,254
Exercise of stock options at
  $3.00 to $3.20 per share ...     174,700      1,747          --        --        555,493             --         --        557,240

Net loss .....................          --         --          --        --             --     (5,939,081)        --     (5,939,081)
                                ----------   --------  ----------  ---------- ------------   ------------   ---------  ------------
Balance at December 31, 1996 .   8,252,687   $ 82,580          --        --     41,772,791    (13,405,714)   (15,840)    28,433,817
                                ---------------------------------------------------------------------------------------------------
Issuance of stock for
  consulting services 6,250
  shares at $14.50 per share .       6,250         62          --        --        360,563             --         --        360,625
Issuance of stock in secondary
  offering at $19.50 per
  share, net of issuance costs
  of $2,306,422 ..............   1,770,000     17,700          --        --     32,190,878             --         --     32,208,578
Exercise of stock options at
$0.25 to $14.00 per share ....     297,825      2,978          --        --        584,399             --         --        587,377
Repurchase of stock at $16.00
  per share ..................        (500)        --          --        --             --             --     (8,000)        (8,000)
Net loss .....................          --         --          --        --             --    (14,213,395)        --    (14,213,395)
                                ----------   --------  ----------  ---------- ------------   ------------   ---------  ------------
Balance at December 31, 1997 .  10,326,262   $103,320          --  $     --   $ 74,908,631   $(27,619,109)  $(23,840)  $ 47,369,002
                                ===================================================================================================

See accompanying notes.

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                                                            From inception
                                                                                                            (May 22, 1992)
                                                                    Year ended December 31,              through December 31,
                                                            1997              1996             1995              1997
                                                     ------------------------------------------------------------------------
Cash flows from operating activities
Net loss                                               $(14,213,395)      $(5,939,081)     $(3,218,026)      $(27,619,109)
Adjustments to reconcile net loss to net cash used
   by operating activities:
     Depreciation and amortization                          422,863           316,082          227,373          1,300,738
     Issuance of stock for services or compensation         270,000           408,038          140,202          1,217,318
     Change in assets and liabilities:
       Prepaid expenses and other                            38,250          (111,721)          34,041            (95,558)
       Accounts payable                                     367,732           (61,597)          95,386            523,678
       Accrued expenses and taxes withheld                1,238,101           577,098           59,230          2,297,783
       Other                                                220,719          (226,418)        (113,779)          (135,318)
                                                       ------------       -----------      -----------       ------------
Net cash used by operations                             (11,655,730)       (5,037,599)      (2,775,573)       (22,510,468)
                                                       ------------       -----------      -----------       ------------
Cash flows from investing activities
Purchase of short-term investments                       (4,820,092)       (7,588,693)              --        (12,408,785)
Purchase of property and equipment, net                    (273,027)         (449,730)        (484,346)        (2,025,453)
                                                       ------------       -----------      -----------       ------------
Net cash used by investing activities                    (5,093,119)       (8,038,423)        (484,346)       (14,434,238)
                                                       ------------       -----------      -----------       ------------
Cash flows from financing activities
Proceeds from issuance of notes payable                          --         2,561,700        1,358,450          4,770,150
Repayment of notes payable                                       --        (1,800,150)        (870,000)        (2,970,150)
Proceeds from issuance of common stock                   32,787,955        31,451,712        3,509,560         71,138,639
                                                       ------------       -----------      -----------       ------------
Net cash provided by financing activities                32,787,955        32,213,262        3,998,010         72,938,639
                                                       ------------       -----------      -----------       ------------
Net increase (decrease) in cash and cash equivalents     16,039,106        19,137,240          738,091         35,993,933


Cash and cash equivalents at beginning of period         19,954,827           817,587           79,496                 --
                                                       ------------       -----------      -----------       ------------
Cash and cash equivalents at end of period             $ 35,993,933       $19,954,827      $   817,587       $ 35,993,933
                                                       ============       ===========      ===========       ============
Supplemental disclosures of cash flow information
Cash paid for interest                                 $         --       $   101,312      $    38,741       $    165,137
                                                       ============       ===========      ===========       ============
Conversion of fixed rate promissory notes to
   related parties and accrued interest to common
   stock                                                                  $ 1,865,083                        $  1,865,083
                                                                          ===========                        ============
Conversion of deferred compensation to
   common stock                                                           $   329,424                        $    329,424
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

The majority of the Company's efforts to date have been in the organization of the Company, establishing its management team, raising capital and initiating product development and clinical trials. The Company's initial public offering became effective on May 23, 1996 and closed on May 29, 1996 with the issuance of 2,400,000 shares of Common Stock and net proceeds (after underwriting discounts) of $31,248,000 before related expenses of $622,000. The Company's secondary public offering became effective on November 17, 1997 and closed on November 21, 1997 with the issuance of 1,770,000 shares of Common Stock and net proceeds (after underwriting discounts) of $32,444,000 before related expenses of $236,000. All revenues received to date have been from the sale of certain patent rights, option payments made by a potential strategic partner to the Company in exchange for the sole right for the potential partner to enter into future agreements with the Company, contract fees and the sale of a particular product line. To achieve profitable operations, the Company must successfully complete the development and clinical trials of its product, obtain required regulatory approvals and achieve market acceptance. There can be no assurance that these efforts will be successful.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Basic and Diluted Loss per Share

In 1997 the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted loss per share with basic and diluted loss per share. Unlike primary loss per share, basic loss per share excludes any dilutive effects of options, warrants and convertible securities. Diluted loss per share is very similar to the previously reported fully diluted loss per share. Additionally, in 1998 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 98 (SAB
98). SAB 98 removes the effect on earnings per share of common stock issued and stock options and warrants granted during the twelve month period preceding an initial public offering. All loss per share amounts for all periods have been presented, and where appropriate, restated to conform to the provisions of Statement 128 and SAB 98. The basic and diluted loss per share is computed based on the weighted average number of common shares outstanding. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive. Options to purchase 1,648,363 shares of common stock at exercise prices ranging from $0.25 to

$24.00 per share were outstanding during 1997 but were not included in the computation of diluted loss per share since the effect would be antidilutive.

Cash and Short-Term Investments

The Company maintains cash equivalents and investments in several large well-capitalized financial institutions, and the Company's investment policy disallows investment in any debt securities rated less than "investment-grade" by national ratings services. Cash equivalents are comprised of certain highly liquid investments with original maturities of less than three months. In addition to cash equivalents, the Company has investments in commercial paper that are classified as short-term (mature in more than 90 days but less than one year). Such investments are classified as held-to-maturity, as the Company has the ability and intent to hold them until maturity. Investments held-to-maturity are carried at amortized cost, adjusted for the amortization or accretion of premiums or discounts without recognition of gains or losses that are deemed to be temporary. Premiums and discounts are amortized or accreted over the life of the related instruments as an adjustment to yield using the straight-line method, which approximates the effective interest method. Interest income is recognized when earned. Fair value approximates carrying value for all cash equivalents and investments.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets ranging from 5 to 7 years. Leasehold improvements are amortized over the remaining term of the related lease using the straight-line method. Repairs and maintenance are expensed as incurred.

Property and equipment is comprised of the following:

                                                         1997         1996
                                                     -----------------------

Furniture and fixtures                               $  324,175   $  303,958
Office equipment                                        541,566      356,269
Laboratory equipment                                    171,695      134,735
Leasehold improvements                                  480,946      454,016
Production equipment                                    429,026      482,334
                                                     -----------------------
                                                      1,947,408    1,731,312
Less: Accumulated depreciation and amortization        (885,882)    (603,281)
                                                     -----------------------
                                                     $1,061,526   $1,128,031
                                                     =======================

Other Assets

License agreements are amortized on a straight-line basis over periods ranging from fifteen to twenty years. The amortization periods are based on the lives of the license agreements or the approximate remaining lives of the related patents, whichever is appropriate. Accumulated amortization on license agreements at December 31, 1997 and 1996 totaled $70,745 and $65,368, respectively.

Miscellaneous Sales

On May 15, 1997 the Company sold all of the technology, intellectual property and equipment relating to the "Pulse Plus" blood containment device product line for $130,000 in cash and a continuing royalty. During each 12-month period following the date of the first sale of the device (the "Royalty Period"), the Company shall receive royalty equal to $.10 per unit on the initial 500,000 units sold and $.08 per unit on all units sold in excess of 500,000. The purchaser guaranteed minimum royalty payments of $10,000 for the first Royalty Period, $20,000 for the second Royalty Period and $30,000 for the third Royalty Period. Royalties shall cease with the expiration of the last related patent. The net book value of the equipment sold was $100,687 and the Company recorded a $29,313 gain on the sale of miscellaneous revenue.

Research and Development and Patent Costs

All research and development costs are charged to operations as incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred.

Stock Based Compensation

The Company grants stock options generally for a fixed number of shares to employees, directors, consultants and independent contractors with an exercise price equal to the fair value of the shares at the date of grant. The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25 no compensation expense is recognized for stock option grants for which the terms are fixed. Compensation expense is recognized for increases in the estimated fair value of common stock for any stock options with variable terms.

In October 1995 the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), which changes the accounting for stock based compensation to non-employees and provides an alternative to APB 25 in accounting for stock-based compensation to employees. However, the Company elected to continue to account for stock-based compensation to employees in accordance with APB 25 and to disclose the impact of the alternative accounting (see Note 5).

2. Consulting Agreements

The Company has agreements with the members of its Scientific Advisory Board, various consultants and others with terms ranging from one to five years. Substantially all of these agreements provide for stock grants on the agreement dates with such shares valued at the fair market value on the date of grant and include certain registration rights. During 1997, 1996 and 1995 approximately $68,000, $46,000, and $21,000, respectively, were charged to operations as amortization of the deferred compensation capitalized under these agreements ($256,000 from inception through December 31, 1997).

3. Commitments and Concentrations of Suppliers

The Company is committed under operating leases for its facility and various office equipment. Rent expense was approximately $150,300, $143,192, and $116,400 for 1997, 1996 and 1995, respectively ($566,681 from inception through December 31, 1997). The total future minimum rental payments are as follows:

      1998                                                        182,248
      1999                                                        173,125
      2000                                                         64,553
                                                                 --------
                                                                 $419,926
                                                                 ========

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

The Company has obtained all of its requirements of radiation source materials pursuant to an agreement, as amended (the "Supply Agreement"), with a single German supplier. Under the Supply Agreement, as amended, the Company agreed to advance the Supplier a monthly investment grant of 100,000 DM (approximately $60,000) for a period of 15 months from November 1996 through January 1998, to equip a production site for the exclusive production of radioactive materials for the Company. Advances under this agreement as of December 31, 1997 aggregated $704,375 and have been charged to research and development expense in the accompanying Statement of Operations. The Company is further obligated to make a payment of 737,000 DM (approximately $430,000) upon the supplier meeting certain production volumes by March 1998. This amount has been accrued at December 31, 1997 and charged to research and development expense.

The Company had purchase commitments at December 31, 1997 of approximately $2 million for the purchase of radioactive materials, and $367,000 for the purchase of production units.

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

4. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows:

                                                      1997           1996
                                                 --------------------------
      Deferred tax assets:
         Net operating loss carryforwards        $ 11,232,853   $ 5,095,822
         R&D tax credit carryforwards                 618,441       219,840
         Other                                         34,274       102,272
                                                 --------------------------
                                                   11,885,568     5,417,934
      Valuation allowance                         (11,885,568)   (5,417,934)
                                                 --------------------------
                                                 $         --   $        --
                                                 ==========================

At December 31, 1997 and 1996 no net deferred tax assets were recorded as their future benefit is not assured. No income taxes were paid during 1997, 1996 or 1995. The Company has $29,525,000 of net operating losses for federal income tax purposes available to offset future taxable income. Such losses expire $470,000 in 2007, $1,335,000 in 2008, $2,140,000 in 2009, $3,120,000 in 2010, $6,310,000
in 2011 and $16,150,000 in 2012 and are subject to certain limitations in the event of a change in ownership. Net operating loss carryforwards aggregating $2,374,000 will result in a credit to contributed capital when recognized. Additionally, the Company has $618,000 in research and development tax credits which expire $24,000 in 2008, $47,000 in 2009, $56,000 in 2010, $93,000 in 2011
and $398,000 in 2012 unless utilized earlier.

5. Shareholders' Equity

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

Stock Option Plan

The Company's Board of Directors adopted on May 26, 1992 the Novoste Corporation Stock Option Plan (the "Plan") under which options designated as either incentive or non-qualified stock options may be issued to employees, officers, directors, consultants and independent contractors of the Company or any parent, subsidiary or affiliate of the Company. Options granted under the Plan are at prices not less than the fair market value on the date of grant and may be exercised for a period of ten years from the date of grant. Options granted under the Plan have vesting periods ranging from immediately to four years. On August 20, 1996 the Plan was amended to include a provision for options to accelerate and become immediately and fully exercisable upon a 50% or more change in control as defined in the Amended and Restated Stock Option Plan. The Company has reserved 2,700,000 shares of Common Stock for issuance under the Plan. As of December 31, 1997 there are 313,950 shares available for issuance.

On August 20, 1996 the Stock Option and Compensation Committee of the Board of Directors of the Company adopted a Non-Employee Director Stock Option Plan. Concurrently, stock options covering 52,500 shares were granted, which vest over a three year period and exercises thereof are contingent upon the individuals' continued service as directors. The Company has reserved 100,000 shares of Common Stock for issuance under the Plan. As of December 31, 1997 there are 47,500 shares available for issuance. Activity under the Plans is summarized as follows:

                                                    Price Per       Weighted-
                               Number of Shares       Share       Average Price
                               ----------------  ---------------  -------------

Outstanding at January
 1, 1995                           1,444,625     $   .25 -  3.20
Options granted                      359,750                3.20
Options exercised                     (9,300)                .25
                                   ---------
Outstanding at December 31,
 1995                              1,795,075         .25 -  3.20
Options granted                      209,250        8.00 - 14.00      $10.23
Options exercised                   (174,700)       3.00 -  3.25        3.19
Options forfeited                    (17,850)               3.25        3.20
                                   ---------
Outstanding at December 31,
 1996                              1,811,775         .25 - 14.00        2.29
Options granted                      144,250       13.00 - 24.00       16.86
Options exercised                   (297,812)        .25 - 14.00        1.97
Options forfeited                     (9,850)       3.20 - 16.00        5.51
                                   =========
Outstanding at December 31,
 1997                              1,648,363         .25 - 24.00        3.60
                                   =========
Exercisable at December 31,
 1997                              1,188,450         .25 - 14.00        1.21
                                   =========

The following table summarizes information concerning currently outstanding and exercisable options:

                 Options Outstanding                Options Exercisable
-------------------------------------------------  ---------------------
                             Weighted
                             Average     Weighted               Weighted
   Range of                 Remaining     Average               Average
   Exercise       Number    Contractual  Exercise    Number     Exercise
    Prices      of Shares  Life (years)    Price   Exercisable   Price
--------------  ---------  ------------  --------  -----------  --------
$  .25 -  3.20  1,307,550      5.2        $ 1.14    1,142,325   $  .85
  8.00 -  9.75    135,188      8.6          8.89       31,875     8.90
 12.25 - 16.63    178,125      9.0         14.52       14,250    13.32
 19.25 - 24.00     27,500     10.0         23.83        --        --
                ---------                           ---------
                1,648,363      6.0          3.60    1,188,450     1.21
                =========                           =========

On May 20, 1996 the Company amended an option to purchase 100,000 shares of Common Stock at $3.20 per share of which options for 75,000 shares had not yet become exercisable. As amended, options to purchase such 75,000 shares become exercisable at the annual rate of 25,000 shares beginning May 20, 1997, subject to acceleration upon the achievement of three specified milestones at the rate of 25,000 shares per milestone. The Company is recording total non-cash compensation expense of $810,000 ratably over the three year period ending May 19, 1999, subject to acceleration if the specified milestones are met at earlier dates; $270,000 and $168,750 was expensed in 1997 and 1996, respectively, relating to these options.

Pro forma information regarding net loss and net loss per share is required by Statement 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method prescribed by that Statement. The fair value for options granted prior to the initial public offering was estimated at the date of grant using the Minimum Value pricing model. The fair value for options granted subsequent to the initial public offering was estimated at the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the appropriate models for 1997, 1996 and 1995: risk-free interest rates of 6.29%, 6.69% and 6.32%, respectively; no dividend yields; volatility factor of the expected market price of the Company's common stock of 0.666 and 0.928 in 1997 and 1996, respectively (not applicable in 1995); and a weighted-average expected life of the option of 6 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                           1997           1996          1995
                                       ----------------------------------------
Pro forma net loss                     $(14,821,827)  $(6,175,817)  $(3,317,068)
Pro forma net loss per share           $      (1.71)  $     (0.94)  $     (0.90)
Weighted-average fair value
 of options granted                    $      11.08   $      6.97   $      1.01

Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

7. Employee Benefit Plan

Effective January 1, 1997, the Company adopted a Defined Contribution 401(k) Plan in which all employees who are at least 21 years of age are eligible to participate. Contributions of up to 15% of compensation to the 401(k) Plan may be made by employees through salary withholdings. Company matching contributions are discretionary. In 1997 the Company matched 25% of the first 6% of employee contributions, aggregating $29,000.

Beta-Cath(TM) is a trademark of Novoste Corporation.

14(a) 2. FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted because they are not applicable or not required.

14(a) 3. EXHIBITS

See Index to Exhibits on page 48.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 1998.

                               NOVOSTE CORPORATION

                               By: /s/ Thomas D. Weldon
                                  --------------------------------------------
                                   Thomas D. Weldon
                                   President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 1998.

/s/ Norman R. Weldon          Chairman of the Board and Director
--------------------------
Norman R. Weldon, PhD.

/s/ Thomas D. Weldon          President, Chief Executive Officer and Director
--------------------------    (Principal Executive Officer)
Thomas D. Weldon

/s/ David N. Gill             Vice President-Finance and Chief Financial Officer
--------------------------    (Principal Financial and Accounting Officer)
David N. Gill

/s/ Charles E. Larsen         Director
--------------------------
Charles E. Larsen

/s/ J. Stephen Holmes         Director
--------------------------
J. Stephen Holmes

/s/ Richard M. Johnston       Director
--------------------------
Richard M. Johnston

/s/ Pieter J. Schiller        Director
--------------------------
Pieter J. Schiller

/s/ Jack R. Kelly, Jr.        Director
--------------------------
Jack R. Kelly, Jr.

/s/ William E. Whitmer        Director
--------------------------
William E. Whitmer

/s/ Stephen I. Shapiro        Director
--------------------------
Stephen I. Shapiro

                                INDEX TO EXHIBITS

    Exhibit
    Numbers                             Description
    -------                             -----------

      3.1   Articles of Incorporation of Registrant, as amended.(1)

      3.2 Form of Amended and Restated Articles of Incorporation of Registrant filed on May 28, 1996.(1)

     3.2(a) Copy of First Amendment to Amended and Restated Articles of
            Incorporation of Novoste Corporation filed with the Department of State of the State of Florida on November 1, 1996.(2)

     3.3(a) Copy of Amended and Restated By-Laws of Registrant adopted December
            20, 1996.(3)

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

      *10.1 Copy of Stock Option Plan of Registrant, as amended (3)

      H10.2 License Agreement, dated January 30, 1996, between Emory University and Registrant.(1)

      H10.3 Clinical Research Study Agreement, dated January 30, 1996, by Emory
            University And Registrant.(1)

      H10.4 License Agreement, dated January 31, 1996, between Spencer B. King
            III, M.D. and Registrant.(1)

      H10.5 Restenosis Therapy Project Development and Supply Agreement, dated
            November 28, 1994, with Registrant, relating to the supply of radioactive beta isotopes.(1)

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

     H10.10 Frame Agreement with Bebig Isotopentechnik und Umweltdiagnostik
            GmbH regarding purchases and investment grant (3)

     *10.12 Copy of Non-Employee Director Stock Option Plan

    Exhibit
    Numbers                             Description
    -------                             -----------

     H10.13 Memorandum of Understanding between Registrant and Bebig
            Isotopentechnik und Umweltdiagnostik GmbH regarding purchases and investment grant dated April 23, 1997.(4)

      23.1 Consent of Ernst & Young LLP relating to the Registrant's Registration Statement on Form S-8 (File No. 333-12717)

      27    Financial Data Schedule.

-------------------
H Portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to an order granting confidential treatment.
(1) Filed as same numbered Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-4988).
(2) Filed as same numbered Exhibit to the Registrant's Registration Statement on Form 8-A filed on November 5, 1996.
(3) Filed as same numbered Exhibit to the Registrant's Registration Statement on Form 10-K filed on March 10, 1997.
(4) Filed as same numbered Exhibit to the Registrant's Registration Statement on Form S-3 (File No.333-38573).
*     Constitutes a compensatory plan, contract or arrangement.