Form 10-K405/A
period 1996-12-31
NOVOSTE CORP /FL/
filed 1998-03-27
CIK 1012131

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                Form 10-K/A no.1


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

Form 10-K/A no.1

The Form 10-K for 1996 is hereby amended to reflect the adoption of FAS 128 represented on the attached Financial Data Schedule, Exhibit 27.

                                  SIGNATURE

                             NOVOSTE CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacity indicated on March 27, 1998.


s/David N. Gill               Vice President-Finance and Chief Financial Officer
-----------------------       (Principal Financial and Accounting Officer)
David N. Gill