Form 10-Q
period 1998-03-31
NOVOSTE CORP /FL/
filed 1998-04-24
CIK 1012131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the quarterly period ended March 31, 1998.

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

As of March 31, 1998, there were 10,420,837 shares of the Registrant's Common Stock outstanding.

Exhibit Index on page: 16

Total number of pages: 17

                               NOVOSTE CORPORATION

                                    FORM 10-Q

                                      INDEX


PART I.       FINANCIAL INFORMATION                                     PAGE NO.
                                                                        --------
      Item 1. Condensed Financial Statements

              Condensed Balance Sheets as of March 31, 1998 (unaudited)
               and December 31, 1997                                         3

              Condensed Statements of Operations (unaudited) for the three months ended March 31, 1998 and 1997 and the period from
               inception (May 22, 1992) through March 31, 1998               4

              Condensed Statements of Cash Flows (unaudited) for the three months ended March 31, 1998 and 1997 and the period
               from inception (May 22, 1992) through March 31, 1998          5

              Notes to Condensed Financial Statements                        6


      Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        7-13

PART II.      OTHER INFORMATION

      Item 2. Changes in Securities                                         14

      Item 6. Exhibits and Reports on Form 8-K                              14


SIGNATURES                                                                  15

EXHIBIT INDEX                                                               16

EXHIBIT 27  - FINANCIAL DATA SCHEDULE                                       17

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS

                                                                                           March 31,        December 31,
                                                                                              1998              1997
                                                                                         ---------------   ----------------
                                                                                           (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                              $ 39,958,080       $ 35,993,933
    Short-term investments                                                                    4,549,096         12,408,785
    Prepaid expenses                                                                            162,724             88,099
                                                                                         ---------------   ----------------
Total current assets                                                                         44,669,900         48,490,817
Property and equipment, net                                                                   1,376,704          1,061,526
License agreements, net                                                                         136,350            139,758
Other assets                                                                                    260,946            103,855
                                                                                         ---------------   ----------------
                                                                                           $ 46,443,900       $ 49,795,956
                                                                                         ===============   ================


Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                                                       $    291,407       $    523,678
    Accrued expenses and taxes withheld                                                       2,277,715          1,903,276
                                                                                         ---------------   ----------------
Total current liabilities                                                                     2,569,122          2,426,954
                                                                                         ---------------   ----------------

Shareholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized;
       no shares issued and outstanding                                                              --                 --
    Common stock, $.01 par value, 25,000,000 shares authorized;
       10,426,617 and 10,332,042 shares issued, respectively                                    104,266            103,320
    Additional paid-in capital                                                               75,591,391         74,908,631
    Deficit accumulated during the development stage                                        (31,797,039)       (27,619,109)
                                                                                         ---------------   ----------------
                                                                                             43,898,618         47,392,842
    Less treasury stock, 5,780 shares of common stock at cost                                   (23,840)           (23,840)
                                                                                         ---------------   ----------------
Total shareholders' equity                                                                   43,874,778         47,369,002
                                                                                         ---------------   ----------------
                                                                                           $ 46,443,900       $ 49,795,956
                                                                                         ===============   ================


See accompanying notes.

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                  From inception
                                        Three months ended        (May 22, 1992)
                                             March 31,           through March 31,
                                       1998            1997            1998
                                   ----------------------------  -----------------
Revenues:
      Miscellaneous sales          $         --    $         --    $    320,200
Costs and expenses:
      Research and development        3,928,534       2,323,838      25,688,433
      General and administrative        511,319         517,098       6,335,193
      Marketing                         365,958         138,530       2,920,059
                                   ------------    ------------    ------------
                                      4,805,811       2,979,466      34,943,685
                                   ------------    ------------    ------------
Loss from operations                 (4,805,811)     (2,979,466)    (34,623,485)
                                   ------------    ------------    ------------

Interest income                         627,880         337,060       3,008,204
Interest expense                                                       (181,759)
                                   ------------    ------------    ------------
Net loss                           $ (4,177,931)   $ (2,642,406)   $(31,797,040)
                                   ============    ============    ============

Net loss per share, basic and
  diluted                          $      (0.40)   $      (0.32)
                                   ============    ============

Weighted average shares
  outstanding                        10,383,001       8,330,281
                                   ============    ============


See accompanying notes.

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                         From inception
                                                                           For the three months          (May 22, 1992)
                                                                             ended March 31,           through March 31,
                                                                        1998              1997                1998
                                                                    --------------   ---------------   -------------------
Cash flows from operating activities
Net loss                                                             $ (4,177,931)     $ (2,642,406)        $ (31,797,040)
Adjustments to reconcile net loss to net cash used by
     operating activities:
     Depreciation and amortization                                         98,537            99,060             1,399,275
     Issuance of stock for services or compensation                        67,500            67,500             1,284,818
     Changes in assets and liabilities:
       Prepaid expenses                                                   (74,625)           42,541              (170,183)
       Accounts payable                                                  (232,271)          165,160               291,407
       Accrued expenses and taxes withheld                                374,439          (162,624)            2,672,222
       Other                                                              138,709           130,719                 3,391
                                                                    --------------   ---------------   -------------------
Net cash used by operations                                            (3,805,642)       (2,300,050)          (26,316,110)
                                                                    --------------   ---------------   -------------------

Cash flows from investing activities
Maturity (purchase) of short-term investments                           7,859,689          (164,400)           (4,549,096)
Purchase of property and equipment, net                                  (409,856)          (62,910)           (2,435,309)
                                                                    --------------   ---------------   -------------------
Net cash provided (used) by investing activities                        7,449,833          (227,310)           (6,984,405)
                                                                    --------------   ---------------   -------------------

Cash flows from financing activities
Proceeds from issuance of notes payable                                        --                --             4,770,150
Repayment of notes payable                                                     --                --            (2,970,150)
Proceeds from issuance of common stock                                    319,956           144,928            71,458,595
                                                                    --------------   ---------------   -------------------
Net cash provided by financing activities                                 319,956           144,928            73,258,595
                                                                    --------------   ---------------   -------------------
Net increase (decrease) in cash and cash equivalents                    3,964,147        (2,382,432)           39,958,080
Cash and cash equivalents at beginning of period                       35,993,933        19,954,827                    --
                                                                    ==============   ===============   ===================
Cash and cash equivalents at end of period                            $39,958,080       $17,572,395          $ 39,958,080
                                                                    ==============   ===============   ===================

Supplemental disclosures of cash flow information
Cash paid for interest                                                         --                --              $165,137
                                                                    ==============   ===============   ===================


See accompanying notes.

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1998

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

The operating results of the interim periods presented are not necessarily indicative of the results to be achieved for the year ending December 31, 1998. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997 and for the cumulative period from May 22, 1992 (inception) through December 31, 1997, included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

Note 2. Net Loss Per Share

The basic and diluted loss per share is computed based on the weighted average number of common shares outstanding. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive.

Note 3. Cash Equivalents and Investments

Cash equivalents are comprised of certain highly liquid investments with maturities of less than three months at the time of their acquisition. In addition to cash equivalents, the Company has investments in commercial paper that are classified as short-term (mature in more than 90 days but less than one year). Such investments are classified as held-to-maturity, as the Company has the ability and intent to hold them until maturity. Investments held-to-maturity are carried at amortized cost, adjusted for the amortization or accretion of premiums or discounts without recognition of gains or losses that are deemed to be temporary. Premiums and discounts are amortized or accreted over the life of the related instrument as an adjustment to yield using the straight-line method, which approximates the effective interest method. Interest income is recognized when earned. Fair value approximates carrying value for all cash equivalents and investments.

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

Overview

Novoste commenced operations as a medical device company in May 1992. Commencing in 1994 the Company has devoted substantially all of its efforts to developing the Beta-Cath System, an intraluminal beta radiation catheter delivery system designed to reduce the frequency of restenosis subsequent to percutaneous transluminal coronary angioplasty ("PTCA").

For the period since its capitalization through March 31, 1998 the Company has earned minimal non-recurring revenues and experienced significant losses in each period. At March 31, 1998 the Company had an accumulated deficit of approximately $31.8 million. Novoste expects to incur significant operating losses through at least 1999 as the Company continues research and development projects, conducts its clinical trials in the United States, Canada and Europe, seeks regulatory approval or clearance for its products, expands its sales and marketing efforts in contemplation of product introduction and market development, and increases its administrative activities to support growth of the Company.

The development, manufacture, sale and distribution of medical devices such as the Company's Beta-Cath(TM) System are subject to numerous regulations imposed by governmental authorities, principally the FDA and corresponding state and foreign agencies. The regulatory process is lengthy, expensive and uncertain. FDA approval of a Pre Market Approval ("PMA") application and approval from the Nuclear Regulatory Commission (NRC) are required before any Beta-Cath(TM) System can be marketed in the United States. Securing FDA approval will require submission to the FDA of extensive clinical data and technical information. The Company does not expect regulatory approval of the Beta-Cath(TM) System for sale in the United States prior to 2000 or for sale outside the United States prior to the latter half of 1998, and there can be no assurance when or if such approvals will be obtained.

In 1996 and 1997 the Company conducted a feasibility clinical trial at four hospitals under an Investigational Device Exemption ("IDE") granted by the FDA to determine the clinical safety of the Beta-Cath(TM) System for use in coronary arteries and a total of 85 patients were enrolled. As of March 31, 1998, 64 of the 85 patients had received angiographic follow-up analyzed in a core lab. Of the 64 patients 14% were reported restenotic. This data suggests a 67% reduction in the rate of restenosis in patients who received treatment with the Beta-Cath System when compared to a historical control group (from the Lovastatin Restenosis Trial) which received PTCA only and had been selected based upon inclusion and exclusion criteria similar to those utilized by the Company. Arteries treated with the Beta-Cath System on average maintained 100% of the enlargement achieved with PTCA (a "late loss index" of 0%). The following table compares the Company's data on the 64 patients to the historical control group:

                                               Novoste     Lovastatin
                                             Feasibility    Placebo
                                               Studies       Group
                                               -------       -----

                  No. of Treated Patients......  64           161
                  Restenosis Rate..............  14%           42%
                  Late Loss Index..............   0%           43%

On July 30, 1997 the Company initiated a randomized, triple-masked, placebo-controlled, multicenter human clinical trial under an IDE granted by the FDA to determine the clinical safety and efficacy of the Beta-Cath System for use in coronary arteries. The Company expects to enroll approximately 1,100 patients in the trial at up to 35 medical sites principally located in the United States. The patients will be divided into two approximately equal subgroups, one for PTCA alone and one with coronary stenting. Each subgroup of the trial will be randomized to either intracoronary radiation therapy or a placebo control. In both subgroups patients who receive the beta radiation will receive dosages of 14Gy for vessels ranging from at least 2.7 to 3.35 millimeters and 18Gy for vessels ranging from 3.35 to 4.0 millimeters. A follow-up review of patients 30 days after treatment and a follow-up angiogram eight months after the initial treatment will be performed to observe the treated artery. The angiograms will be analyzed to determine whether there has been an incidence of restenosis and to measure the late loss index (the extent of the loss in the enlargement of lumen achieved with PTCA). As of March 31, 1998 a total of 245 patients had been enrolled at 23 medical centers.

There can be no assurance that the Company's research and development efforts will be successfully completed. There can be no assurance that clinical trials will be completed in a timely fashion or demonstrate the safety and efficacy of the Beta-Cath System. Additionally, there can be no assurance that the Beta-Cath System will be approved by the FDA, the NRC, any foreign governmental agency, or that the Beta-Cath System or any other product developed by Novoste will be successfully introduced or attain any significant level of market acceptance. There can be no assurance that the Company will ever achieve either significant revenues from sales of its Beta-Cath System or ever achieve or sustain profitability.

Results of Operations

Net loss for the three months ended March 31, 1998 was $4,178,000, or ($0.40) per share, as compared to $2,642,000, or ($0.32) per share, for the three months ended March 31, 1997. The increase in net loss for the three months ended March 31, 1998 compared to the year earlier period is primarily due to increased spending for research and development as well as increased marketing related to the Company's development of its Beta-Cath(TM) System, offset by increased interest income earned from the investment of the net proceeds from the secondary public offering in November 1997.

Revenues. No revenues were earned in the three months ended March 31, 1998 and 1997.

Research and Development Expenses. Research and development expenses increased 69% to $3,929,000 for the three months ended March 31, 1998 from $2,324,000 for the three months ended March 31, 1997. These increases were primarily a result of (a) the increased size of the Company's research and development staff, and
(b) services provided by outside consultants in the development of the Beta-

Cath(TM) System. The Company expects research and development expenses to continue to increase in the immediate future as the Company continues clinical trials of its Beta-Cath(TM) System in both the U.S. and selected foreign countries, and as it continues the development and design of the Beta-Cath(TM) System and component parts.

General and Administrative Expenses. General and administrative expenses decreased 1% to $511,000 for the three months ended March 31, 1998 from $517,000 for the three months ended March 31, 1997. The Company expects general and administrative expenses to increase in the future in support of a higher level of operations.

Marketing Expenses. Marketing expenses increased 164% to $366,000 for the three months ended March 31, 1998 from $139,000 for the three months ended March 31, 1997. These increases were primarily the result of increased trade show costs, consulting fees and higher staff and salaries. The Company expects sales and marketing expenses to significantly increase in the future, if and when the Beta-Cath(TM) System is approved in the U.S. and other countries.

Interest Income. Net interest income increased 86% to $628,000 for the three months ended March 31, 1998 from $337,000 for the three months ended March 31, 1997. The increase in interest income was primarily due to larger cash equivalents and short-term investment balances after the Company's secondary public offering in November 1997.

Liquidity and Capital Resources

The Company has financed its activities since inception up to May 23, 1996, the date of the Company's initial public offering, through private placements of its Common Stock, Class B Common Stock and promissory notes. Since inception through March 31, 1998, the Company obtained funds aggregating approximately $71.1 million in net proceeds from the issuance of Common Stock and Class B Common Stock (including approximately $30.6 million in net proceeds from its initial public offering which closed in May 1996 and approximately $32.2 million in net proceeds from its secondary public offering which closed in November 1997), and approximately $1.8 million in net proceeds from the issuance of convertible promissory notes.

During the three months ended March 31, 1998 and 1997 the Company used cash to fund operations of $3.8 million and $2.3 million, respectively. Cash used to fund operations since inception was approximately $26.3 million. The increase in cash used in operations was due primarily to increased research and development activities and initiation of marketing activities to support increased operations. The Company's expenditures for equipment and improvements have aggregated $2.4 million since inception. Future cash needs for operating activities are anticipated to be higher than historical levels because of the development, manufacturing scale-up and commercialization of the Beta-Cath(TM) System, subject to the factors discussed below.

The Company's principal source of liquidity at March 31, 1998 consisted of cash, cash equivalents and short-term investments of $44.5 million. The Company did not have any credit lines available or outstanding borrowings at March 31, 1998.

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

History of Losses and Expectation of Future Losses. The Company has experienced significant operating losses since inception and as of March 31, 1998 had an accumulated deficit of $31.8 million. The development and further commercialization of the Company's current products and other new products, if any, will require substantial development, clinical, regulatory, manufacturing and other expenditures. The Company expects its operating losses to continue for at least the next two years as the Company continues to expand its product development, clinical trials, and marketing efforts.

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

Patents and Proprietary Technology. The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights and companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that the Company will not become subject to patent infringement claims or litigation or interference proceedings declared by the USPTO to determine the priority of inventions. The defense and prosecution of intellectual property suits, USPTO interference proceedings and related legal and administrative proceedings are both costly and time consuming. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings will result in substantial expense to the Company and significant diversion of effort by the Company's technical and management personnel. An adverse determination in litigation or interference proceedings to which the Company may become a party could subject the Company to significant liabilities to third parties or require the Company to seek licenses from third parties or require the Company to redesign its products or processes to avoid infringement or prevent the Company from selling its products in certain markets, if at all. Although patent and intellectual property disputes regarding medical devices have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, there can be no assurance that the necessary licenses would be available to the Company on satisfactory terms, if at all, or that the Company could redesign its products or processes to avoid infringement. Any adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent the Company from manufacturing and selling its products, which would have a material adverse effect on the Company's business, financial condition and results of operations.

Government Regulation. Clinical testing, manufacture, promotion and sale of the Company's products are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding foreign regulatory agencies. The Federal Food, Drug, and Cosmetic Act ("FDC Act"), and other federal and state statutes and regulations govern or influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and devices. Noncompliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, refusal to authorize the marketing of products or to allow the company to enter into government supply contracts, and criminal prosecution. The company's Beta-Cath(TM) System is regulated as a Class III medical device for which FDA approval of a PMA application must be obtained prior to U.S. commercial sales. Failure to receive or delays in receipt of FDA clearances or approvals could have a material adverse effect on the Company's business, financial condition and results of operations.

Sales of medical devices outside of the United States are subject to international regulatory requirements that vary from country to country. The time required to obtain approval for sale internationally may be longer or shorter than that required for FDA approval, and the requirements may differ. The European Union ("EU") has promulgated rules which require that medical products receive by June 12, 1998 the right to affix the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. While the Company intends to satisfy the requisite policies and procedures that will permit it to receive the CE mark certification for the Beta-Cath(TM) System, there can be no assurance that the Company will be successful in meeting the European certification requirements and failure to receive the right to affix the CE mark will prohibit the company from selling the product in member countries of the European Union.

PART II. OTHER INFORMATION

Item 2. Changes in Securities

(c) Sale of Unregistered Securities

    On February 27, 1998 the Company granted Spencer B. King III, M.D., 10,000 shares of restricted common stock valued at $296,250 (or $29.625 per share) as payment for consulting services to be rendered from July 1997 through February 2001.

    The foregoing transaction of the Registrant was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereunder, and all stock certificates issued in connection therewith were legended to reflect their restricted status.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein:

      (27) Financial data schedule

(b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    NOVOSTE CORPORATION


April 24, 1998                    s/Thomas D. Weldon
-----------------------         ----------------------------------------
Date                                Thomas D. Weldon
                                    President & Chief Executive Officer


April 24, 1998                    s/David N. Gill
-----------------------         ----------------------------------------
Date                                David N. Gill
                                    Vice President - Finance,
                                    Chief Operating Officer
                                    and Chief Financial Officer
                                    (Principal Financial & Accounting Officer)

EXHIBIT INDEX

Exhibit                                                                   Page
Number              Exhibit Description                                  Number
------           ---------------------------                             ------

27                Financial data schedule                                  17