Form 10-Q
period 1998-06-30
NOVOSTE CORP /FL/
filed 1998-08-11
CIK 1012131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

   X Quarterly report pursuant to Section 13 or 15(d) of the Securities ---- Exchange Act of 1934.

      For the quarterly period ended June 30, 1998.

      Transition period pursuant to Section 13 or 15(d) of the Securities ---- Exchange Act of 1934.

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

      (Item 1)    Yes     X               No
                     ---------------        ---------------
      (Item 2)    Yes     X               No
                     ---------------        ---------------

As of July 31, 1998, there were 10,569,312 shares of the Registrant's Common Stock outstanding.

Exhibit Index on page:   17

Total number of pages:

                               NOVOSTE CORPORATION

                                    FORM 10-Q

                                      INDEX

PART I.       FINANCIAL INFORMATION                                   PAGE NO.
                                                                      --------

      Item 1. Condensed Financial Statements

              Condensed Balance Sheets as of June 30, 1998 (unaudited)
               and December 31, 1997                                      3

              Condensed Statements of Operations (unaudited) for the
               three and six months ended June 30, 1998 and 1997 and
               the period from inception (May 22, 1992) through
               June 30, 1998                                              4

              Condensed Statements of Cash Flows (unaudited) for the
               six months ended June 30, 1998 and 1997 and the period
               from inception (May 22, 1992) through June 30, 1998
                                                                          5

              Notes to Condensed Financial Statements                     6

      Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        7-14

PART II.      OTHER INFORMATION

      Item 4. Submission of Matters to a Vote of Security Holders         15
      Item 5. Other Matters                                               15
      Item 6. Exhibits and Reports on Form 8-K                            15


SIGNATURES                                                                16

EXHIBIT INDEX                                                             17

EXHIBIT 27  - FINANCIAL DATA SCHEDULE                                     53

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS

                                                                     June 30,     December 31,
                                                                       1998           1997
                                                                   ------------   ------------
                                                                   (unaudited)
Assets
Current assets:
    Cash and cash equivalents                                      $ 32,842,206   $ 35,993,933
    Short-term investments                                            7,247,546     12,408,785
    Prepaid expenses                                                    246,409         88,099
                                                                   ------------   ------------
Total current assets                                                 40,336,161     48,490,817
Property and equipment, net                                           1,804,807      1,061,526
License agreements, net                                                 132,940        139,758
Other assets                                                            299,188        103,855
                                                                   ------------   ------------
                                                                   $ 42,573,096   $ 49,795,956
                                                                   ============   ============

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                               $     21,686   $    523,678
    Accrued expenses and taxes withheld                               2,420,945      1,903,276
                                                                   ------------   ------------
Total current liabilities                                             2,442,631      2,426,954
                                                                   ------------   ------------

Shareholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized;
       no shares issued and outstanding                                      --             --
    Common stock, $.01 par value, 25,000,000 shares authorized;
       10,571,617 and 10,332,042 shares issued, respectively            105,716        103,320
    Additional paid-in capital                                       76,644,528     74,908,631
    Deficit accumulated during the development stage                (36,242,950)   (27,619,109)
                                                                   ------------   ------------
                                                                     40,507,295     47,392,842
    Less treasury stock, 5,780 shares of common stock at cost           (23,840)       (23,840)
    Unearned compensation                                              (352,990)            --
                                                                   ------------   ------------
Total shareholders' equity                                           40,483,455     47,369,002
                                                                   ------------   ------------
                                                                   $ 42,926,086   $ 49,795,956
                                                                   ============   ============

See accompanying notes.

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                                       From inception
                                   Three months ended           Six months ended       (May 22, 1992)
                                        June 30,                     June 30,          through June 30,
                                    1998         1997           1998         1997            1998
                                ------------------------   -------------------------   ----------------
Miscellaneous revenues          $       --   $    29,313   $        --   $    29,313   $    320,200
Costs and expenses:
     Research and development    3,984,103     3,157,439     7,912,637     5,481,277     29,672,536
     General and administrative    541,548       443,023     1,052,866       960,121      6,876,741
     Marketing                     505,468       152,137       871,426       290,667      3,425,527
                                ----------   -----------   -----------   -----------   ------------
                                 5,031,119     3,752,599     9,836,929     6,732,065     39,974,804
                                ----------   -----------   -----------   -----------   ------------
Loss from operations            (5,031,119)   (3,723,286)   (9,836,929)   (6,702,752)  $(39,654,604)
                                ----------   -----------   -----------   -----------   ------------
Interest income                    585,209       317,964     1,213,088       655,024      3,593,413
Interest expense                        --            --            --      (181,759)
                                ----------   -----------   -----------   -----------   ------------
Net loss                        (4,445,910)  ($3,405,322)  ($8,623,841)  ($6,047,728)  $(36,242,950)
                                ==========   ===========   ===========   ===========   ============
Net loss per share, basic
and diluted                         ($0.43)       ($0.40)       ($0.83)       ($0.72)
                                ==========   ===========   ===========   ===========
Weighted average shares
outstanding                     10,464,573     8,453,621    10,424,013     8,393,106
                                ==========   ===========   ===========   ===========

See accompanying notes.

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                     From inception
                                                             For the six months      (May 22, 1992)
                                                               ended June 30,       through June 30,
                                                            1998           1997           1998
                                                        -----------    -----------    ------------
Cash flows from operating activities
Net loss                                                $(8,623,841)   $(6,047,728)   $(36,242,950)
Adjustments to reconcile net loss to net cash used by
     operating activities:
     Depreciation and amortization                          219,343        199,717       1,520,081
     Issuance of stock for services or compensation         593,060        135,000       1,810,378
     Changes in assets and liabilities:
       Prepaid expenses                                    (158,310)       (58,738)       (253,868)
       Accounts payable                                    (501,992)      (132,091)         21,686
       Accrued expenses and taxes withheld                  517,669         34,844       2,815,452
       Other                                               (188,515)       130,719        (323,833)
                                                        -----------    -----------    ------------
Net cash used by operations                              (8,142,586)    (5,738,277)    (30,653,054)
                                                        -----------    -----------    ------------

Cash flows from investing activities
Maturity (purchase) of short-term investments             5,161,239      2,036,335      (7,247,546)
Purchase of property and equipment, net                    (962,624)       (53,365)     (2,988,077)
                                                        -----------    -----------    ------------
Net cash provided (used) by investing activities          4,198,615      1,982,970     (10,235,623)
                                                        -----------    -----------    ------------

Cash flows from financing activities
Proceeds from issuance of notes payable                          --             --       4,770,150
Repayment of notes payable                                       --             --      (2,970,150)
Proceeds from issuance of common stock                      792,244        230,794      71,930,883
                                                        -----------    -----------    ------------
Net cash provided by financing activities                   792,244        230,794      73,730,883
                                                        -----------    -----------    ------------
Net increase (decrease) in cash and cash equivalents     (3,151,727)    (3,524,513)     32,842,206
Cash and cash equivalents at beginning of period         35,993,933     19,954,827              --
                                                        -----------    -----------    ------------
Cash and cash equivalents at end of period              $32,842,206    $16,430,314    $ 32,842,206
                                                        ===========    ===========    ============

Supplemental disclosures of cash flow information
Cash paid for interest                                           --             --    $    165,137
                                                        ===========    ===========    ============

See accompanying notes.

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1998

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

Overview

Novoste commenced operations as a medical device company in May 1992. Commencing in 1994 the Company has devoted substantially all of its efforts to developing the Beta-Cath(TM) System, an intraluminal beta radiation catheter delivery system designed to reduce the frequency of restenosis subsequent to percutaneous transluminal coronary angioplasty ("PTCA").

For the period since its capitalization through June 30, 1998 the Company has earned minimal non-recurring revenues and experienced significant losses in each period. At June 30, 1998 the Company had an accumulated deficit of approximately $36.2 million. Novoste expects to incur significant operating losses through at least 2000 as the Company continues research and development projects, conducts its clinical trials in the United States, Canada and Europe, seeks regulatory approval or clearance for its products, expands its sales and marketing efforts in contemplation of product introduction and market development, and increases its administrative activities to support growth of the Company.

The development, manufacture, sale and distribution of medical devices such as the Company's Beta-Cath(TM) System are subject to numerous regulations imposed by governmental authorities, principally the FDA and corresponding state and foreign agencies. The regulatory process is lengthy, expensive and uncertain. FDA approval of a Pre Market Approval ("PMA") application and approval from the Nuclear Regulatory Commission (NRC) are required before the Beta-Cath(TM) System can be marketed in the United States. Securing FDA approval will require submission to the FDA of extensive clinical data and technical information. The Company expects to receive approval of the Beta-Cath(TM) System for sale in Europe during the third quarter of 1998. However, the Company does not expect regulatory approval of the Beta-Cath(TM) System for sale in the United States prior to 2000 and there can be no assurance when or if such approvals will be obtained.

In 1996 and 1997 the Company conducted a feasibility clinical trial at four hospitals under an Investigational Device Exemption ("IDE") granted by the FDA to determine the clinical safety of the Beta-Cath(TM) System for use in coronary arteries and a total of 85 patients were enrolled. As of March 31, 1998, 64 of the 85 patients had received angiographic follow-up analyzed in a core lab. Of the 64 patients

14% were reported restenotic. This data suggests a 67% reduction in the rate of restenosis in patients who received treatment with the Beta-Cath(TM) System when compared to a historical control group (from the Lovastatin Restenosis Trial) which received PTCA only and had been selected based upon inclusion and exclusion criteria similar to those utilized by the Company. Arteries treated with the Beta-Cath(TM) System on average maintained 100% of the enlargement achieved with PTCA (a "late loss index" of 0%). The following table compares the Company's data on the 64 patients to the historical control group:

                                            Novoste         Lovastatin
                                          Feasibility        Placebo
                                            Studies           Group
                                            -------           -----

                  No. of Treated Patients...   64              161

                  Restenosis Rate...........  14%              42%

                  Late Loss Index...........   0%              43%

On July 30, 1997 the Company initiated a randomized, triple-masked, placebo-controlled, multicenter human clinical trial under an IDE granted by the FDA to determine the clinical safety and efficacy of the Beta-Cath(TM) System for use in coronary arteries. The Company expects to enroll approximately 1,100 patients in the trial at up to 45 medical sites located in the United States as well as additional sites located in Europe and Canada. The patients will be divided into two approximately equal subgroups, one for PTCA alone and one with coronary stenting. Each subgroup of the trial will be randomized to either intracoronary radiation therapy or a placebo control. In both subgroups patients who receive the beta radiation will receive dosages of 14Gy for vessels ranging from at least 2.7 to 3.35 millimeters and 18Gy for vessels ranging from 3.35 to 4.0 millimeters. A follow-up review of patients 30 days after treatment and a follow-up angiogram eight months after the initial treatment will be performed to observe the treated artery. The angiograms will be analyzed to determine whether there has been an incidence of restenosis and to measure the late loss index (the extent of the loss in the enlargement of lumen achieved with PTCA). As of July 28, 1998 a total of 467 patients had been enrolled at 30 medical centers.

On July 9, 1998 the Company received approval from the FDA for an Investigational Device Exemption (IDE) supplement to begin the "STents And Radiation Therapy" (START) Trial, designed to determine the safety and efficacy of ICRT in treating "in-stent restenosis." Novoste expects to enroll 386 patients in this trial starting in September 1998.

There can be no assurance that the Company's research and development efforts will be successfully completed. There can be no assurance that clinical trials will be completed in a timely fashion or demonstrate the safety and efficacy of the Beta-Cath(TM) System. Additionally, there can be no assurance that the Beta-Cath(TM) System will be approved by the FDA, the NRC, any foreign governmental agency, or that the Beta-Cath(TM) System or any other product developed by Novoste will be successfully introduced or attain any significant level of market acceptance. There can be no assurance that the Company will ever achieve either significant revenues from sales of its Beta-Cath(TM) System or ever achieve or sustain profitability.

Results of Operations

Net loss for the three months ended June 30, 1998 was $4,446,000, or ($0.43) per share, as compared to $3,405,000, or ($0.40) per share, for the three months ended June 30, 1997. Net loss for the six months ended June 30, 1998 was $8,624,000, or ($0.83) per share, as compared to $6,048,000 or ($0.72) per share for the year earlier period. The increase in net loss for the three and six months ended June 30, 1998 compared to the year earlier period is primarily due to increased spending for research and development as well as increased marketing related to the Company's development of its Beta-Cath(TM) System, offset by increased interest income earned from the investment of the net proceeds from the secondary public offering in November 1997.

Revenues. No revenues were earned in the three and six months ended June 30, 1998. Miscellaneous revenues were $29,000 for the three and six months ended June 30, 1997, due to the sale of a product line.

Research and Development Expenses. Research and development expenses increased 26% to $3,984,000 for the three months ended June 30, 1998 from $3,157,000 for the three months ended June 30, 1997. For the six months ended June 30, 1998, research and development expenses increased 44% to $7,913,000 from $5,481,000 for the same period in 1997. These increases were primarily a result of (a) patient enrollment and follow-up costs in the Company's clinical trials, (b) services provided by outside consultants in the development of the Beta-Cath(TM) System and manufacture of its components, (c) cost overruns related to a new production line at its supplier of radioactive sources (see Liquidity and Capital Resources), and (d) the increased size of the Company's research and development staff. The Company expects research and development expenses to further increase in the immediate future as the Company continues clinical trials of its Beta-Cath(TM) System in both the U.S. and selected foreign countries.

General and Administrative Expenses. General and administrative expenses increased 22% to $542,000 for the three months ended June 30, 1998 from $443,000 for the three months ended June 30, 1997. For the six months ended June 30, 1998 general and administrative expenses increased 10% to $1,053,000 from $960,000, for the same period in 1997. This increase for the three month period was primarily a result of additional personnel and higher salaries. The Company expects general and administrative expenses to increase in the future in support of a higher level of operations.

Marketing Expenses. Marketing expenses increased 232% to $505,000 for the three months ended June 30, 1998 from $152,000 for the three months ended June 30, 1997. For the six months ended June 30, 1998, marketing expenses increased 199% to $871,000 from $291,000 for the same period in 1997. These increases primarily relate to preparation for the European commercial launch of the Beta-Cath(TM) System and arise from increased trade show costs, consulting fees and higher staff and salaries. The Company expects sales and marketing expenses to significantly increase in the future, if and when the Beta-Cath(TM) System is approved in the U.S. and other countries.

Interest Income. Net interest income increased 84% to $585,000 for the three months ended June 30, 1998 from $318,000 for the three months ended June 30, 1997. For the six months ended June 30, 1998 interest income increased 85% to $1,213,000 from $655,000 for the same period in 1998. The increase in interest income was primarily due to larger cash equivalents and short-term investment balances after the Company's secondary public offering in November 1997.

Liquidity and Capital Resources

The Company has financed its activities since inception up to May 23, 1996, the date of the Company's initial public offering, through private placements of its Common Stock, Class B Common Stock and promissory notes. Since inception through June 30, 1998 the Company obtained funds aggregating approximately $71.9 million in net proceeds from the issuance of Common Stock and Class B Common Stock (including approximately $30.6 million in net proceeds from its initial public offering which closed in May 1996 and approximately $32.2 million in net proceeds from its secondary public offering which closed in November 1997), and approximately $1.8 million in net proceeds from the issuance of convertible promissory notes.

During the six months ended June 30, 1998 and 1997 the Company used cash to fund operations of $8.1 million and $5.7 million, respectively. Cash used to fund operations since inception was approximately $30.6 million. The increase in cash used in operations was due primarily to increased research and development activities and initiation of marketing activities related to the Beta-Cath(TM) System. The Company's expenditures for equipment and improvements have aggregated $3.0 million since inception. Future cash needs for operating activities are anticipated to be higher than historical levels because of the development, manufacturing scale-up and commercialization of the Beta-Cath(TM) System, subject to the factors discussed below.

The Company's principal source of liquidity at June 30, 1998 consisted of cash, cash equivalents and short-term investments of $40.1 million. The Company did not have any credit lines available or outstanding borrowings at June 30, 1998.

The Company has obtained all of its requirements of radioactive sources to date pursuant to an agreement with a single supplier, Bebig Isotopentechnik and Umweltdiagnostik GmbH, (the "Supplier"), a German corporation. On July 23, 1998 the Company executed an amendment to its framework agreement with the Supplier, whereby it agreed to reimburse DM 1 Million ($560,000) in cost overruns for a new production line. This amount was accrued at March 31, 1998 and charged to research and development expense. The Company received a lien on all tangible and intangible assets used by the Supplier in the design and manufacture of the Strontium 90 radioactive sources. In addition, the agreement provides for the Company's exercise of an option to purchase the tangible assets, and obtain a fully-paid license to all intellectual property used in the manufacture of the radioactive sources, for $4,019,400. This amount will be paid in the form of a license fee on certain production quantities prior to August 31, 2002.

The Company anticipates that its operating losses will continue through at least 2000 because it plans to expend substantial resources in funding clinical trials in support of regulatory approvals, and continues to expand research and development and marketing activities. Novoste believes that current cash balances and short-term investments, together with interest thereon, will be sufficient to meet the Company's operating and capital requirements through 1999. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's clinical research and product development programs; the receipt of and the time required to obtain regulatory clearances and approvals; the resources required to gain approvals; the resources the Company devotes to the development, manufacture and marketing of its products; the resources required to hire and develop a direct sales force in the United States, develop distributors internationally, and to expand manufacturing capacity; market acceptance and demand for its products; and other factors. Novoste may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. There can be no assurance that additional financing, if required, will be available on satisfactory terms, or at all.

Impact of Year 2000

In July 1998 the Company installed and implemented a complete manufacturing software package that includes integrated financial modules that replaced the Company's then existing financial software program. The vendor of the new software package has warranted that it is compliant with year 2000 requirements. The Company believes that any year 2000 problems encountered by suppliers are not likely to have a material adverse effect on the Company's operations. There can be no assurance, however, that such problems will not arise.

Additional Risk Factors

Limited Operating History. The Company has a limited history of operations. Since its inception in May 1992 the Company has been primarily engaged in research and development of its Beta-Cath(TM) System. The Company has generated only limited revenue and does not have experience in manufacturing, marketing or selling its products in quantities necessary for achieving profitability. There can be no assurance that the Company's products will be commercialized or that the Company will achieve significant revenues from either international or United States sales. In addition, there can be no assurance that the Company will achieve or sustain profitability in the future.

History of Losses and Expectation of Future Losses. The Company has experienced significant operating losses since inception and as of June 30, 1998 had an accumulated deficit of $36.2 million. The development and further commercialization of the Company's current products and other new products, if any, will require substantial development, clinical, regulatory, manufacturing and other expenditures. The Company expects its operating losses to continue through at least the year 2000 as the Company continues to expand its product development, clinical trials, and marketing efforts.

Risk of Inadequate Funding. The Company anticipates that its operating losses will continue through at least 2000 because it plans to expend substantial resources in funding clinical trials in support of regulatory approvals and continues to expand research and development and marketing activities. Novoste believes that current cash balances and short-term investments, together with interest thereon, will be sufficient to meet the Company's operating and capital requirements through 1999. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's clinical research and product development programs; the receipt of and the time required to obtain regulatory clearances and approvals; the resources required to gain approvals; the resources the Company devotes to the development, manufacture, and marketing of its products; the resources required to hire and develop a direct sales force in Europe and the United States; the rate of sales in Europe, expansion of manufacturing capacity and other facilities requirements; market acceptance and demand for its products; and other factors. Novoste may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. There can be no assurance that additional financing, if required, will be available on satisfactory terms, or at all.

Dependence on Beta-Cath(TM) System; Market Acceptance. The Company anticipates that for the foreseeable future it will be solely dependent on the successful development and commercialization of the Beta-Cath(TM) System. The Beta-Cath(TM) System will require further development, as well as regulatory clearance or approval, before it can be marketed in the United States or internationally. There can be no assurance that the Company's development efforts will be successful or that the Beta-Cath(TM) System will be shown to be safe or effective, cleared or approved by regulatory authorities, capable of being manufactured in commercial quantities at acceptable costs, approved by payors for reimbursement or successfully marketed. In addition, there can be no assurance that demand for the Beta-Cath(TM) System will be sufficient to allow profitable operations. Failure of the Beta-Cath(TM) System to be successfully commercialized would have a material adverse effect on the Company's business, financial condition and results of operations.

Early Stages of Clinical Trials; No Assurance of Safety and Efficacy. The Beta-Cath(TM) System is in an early stage of clinical testing, and there can be no assurance as to when, if ever, its safety and efficacy in reducing the frequency of restenosis will be demonstrated. The Company has commenced a randomized, triple-masked, placebo-controlled, multicenter, human clinical trial under an Investigational Device Exemption ("IDE") granted by the U.S. Food and Drug Administration ("FDA") to determine the clinical safety and efficacy of the Beta-Cath(TM) System for use in coronary arteries. The Company anticipates completing enrollment in this pivotal clinical trial by March 31, 1999. Various factors, including difficulties in enrolling patients or scheduling physicians, could delay completion for an indeterminate amount of time.

The multicenter trial will require the treatment of a statistically significant number of patients, and clinical follow-ups of such patients after eight months. It is only after completion of these trials that the Company would apply to the FDA for the regulatory approval required to commence marketing of the Beta-Cath(TM) System in the U.S. Subsequent experience may uncover unforeseen problems with the therapy which could require removal of the product from the market or additional testing. There can be no assurance that the Beta-Cath(TM) System or any of the Company's other products will prove to be safe and effective in clinical trials or ultimately will be approved for marketing by the United States or foreign regulatory authorities. The Company does not expect to submit an application for pre-market approval ("PMA") for its Beta-Cath(TM) System until the first quarter of 2000, and there can be no assurance that the Company will ever submit a PMA or that, if submitted, such PMA will be approved by the FDA. If the Beta-Cath(TM) System does not prove to be safe and effective in clinical trials, the Company's business, financial condition and results of operations will be materially adversely affected and could result in cessation of the Company's business. In addition, the clinical trials may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory approvals. Even if such obstacles are identified and overcome, commercialization of the Beta-Cath(TM) System may be delayed.

Limited Sales, Marketing and Distribution Experience. At present the Company has no sales and a limited marketing capability. The Company intends to sell its products both inside the United States and in the key European markets directly. There can be no assurance that the Company will be able to recruit and train adequate sales and marketing personnel to successfully commercialize the Beta-Cath(TM) System in the key markets of Europe and the United States. The Company intends to select one or more established market leaders in the radioisotope business to inventory and deliver the radiation sources and provide related training, testing and support services to hospitals in both the United States and international markets. The inability to recruit or retain one or more such entities for this purpose could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Possible Volatility of Stock Price. The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In addition, the market price of the shares of Common Stock is likely to be highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, FDA and international regulatory actions, actions with respect to reimbursement matters, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by the Company or others, changes in health care policy in the United States and internationally, changes in stock market analyst recommendations regarding the Company, other medical device companies or the medical device industry generally, and general market conditions may have a significant effect on the market price of the Common Stock.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Company held its annual meeting of stockholders on May 1, 1998 and solicited votes by proxy in connection with such meeting.

(b) The following matters were approved by the shareholders:

      (i)   The approval of the following nominees to the Board of Directors:
            8,939,494 in favor, 0 against, and 2,595 broker non-votes for both Pieter J. Schiller and William A. Hawkins.

      (ii) The ratification of amendments to the Company's Amended and Restated Stock Option Plan (the "Plan Amendments"), which Plan Amendments (a) increase the number of shares of Common Stock reserved for issuance thereunder by 700,000 shares to 3,400,000 shares, (b) increase the maximum number of shares from 100,000 to 350,000 with respect to options that may be granted to any person or entity eligible within one calendar year, (c) allow the Stock Option and Compensation Committee to determine as of the date of grant the acceleration, if any, of the exercisability of a performance-based option upon a Change in Control (as defined) of the Company. Shareholders approved Plan Amendments by votes as follows: 4,447,997 in favor, 1,639,615 against, 3,521 abstained, and 2,850,956 broker non-votes.

      (iii) The ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 1998. The proposal received 8,939,389 votes in favor, 0 against, 2,700 abstained, and 0 broker non-votes.

Item 5. Other Matters

William A. Hawkins was elected to the office of President of the Company effective June 1, 1998. Thomas D. Weldon, previous President & CEO, remains the Company's CEO and was elected to the additional post of Chairman on May 1, 1998. Dr. Norman Weldon retired as Chairman effective May 1, 1998 but remains a director of the Company. Dr. Raoul Bonan was elected Medical Director and Vice President of Clinical Affairs effective June 1, 1998.

Item 6. Exhibits and Reports on Form 8-K

(a)  The following exhibits are included herein:

     (10) Material Contracts

     (27) Financial data schedule

(b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    NOVOSTE CORPORATION


August 7, 1998                /s/ Thomas D. Weldon
---------------------         -------------------------------
Date                                Thomas D. Weldon
                                    Chairman & Chief Executive Officer


August 7, 1998                /s/ David N. Gill
---------------------         -------------------------------
Date                                David N. Gill
                                    Vice President - Finance,
                                    Chief Operating Officer
                                    and Chief Financial Officer
                                    (Principal Financial & Accounting Officer)

EXHIBIT INDEX

Exhibit                                                                   Page
Number              Exhibit Description                                   Number
------      --------------------------------                              ------

10.14       Employment Agreement with William A. Hawkins III
10.15       Employment Agreement with Dr. Raoul Bonan
10.16       Restricted Stock Award Agreement with William A. Hawkins III
10.17       Non-Incentive Stock Option Agreement with William A. Hawkins III
*10.18      Amendment to Framework Agreement and Security Agreement with
            Bebig GmbH

27          Financial data schedule                                        53

--------------------------------------------------------------------------------
* Portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.