Form 10-Q/A
period 1998-06-30
NOVOSTE CORP /FL/
filed 1998-09-10
CIK 1012131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q/A
                                 Amendment no. 1

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the quarterly period ended June 30, 1998.

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

Information note:

This Form 10-Q/A is being filed to amend the totals of Shareholders' Equity, and Liabilities and Shareholders' Equity, on the Condensed Balance Sheets for the six months ended June 30, 1998. The Condensed Balance Sheets reported in this Form 10-Q/A have been restated to reflect the above-mentioned changes.

PART I - ITEM 1. - FINANCIAL INFORMATION

NOVOSTE CORPORATION

Condensed Balance Sheets

Condensed Statements of Operations

Condensed Statements of Cash Flows

Notes to Condensed Financial Statements

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                            CONDENSED BALANCE SHEETS

                                                                      June 30,      December 31,
                                                                        1998             1997
                                                                    ------------    ------------
                                                                     (unaudited)
Assets
Current assets:
    Cash and cash equivalents                                       $ 32,842,206    $ 35,993,933
    Short-term investments                                             7,247,546      12,408,785
    Prepaid expenses                                                     246,409          88,099
                                                                    ------------    ------------
Total current assets                                                  40,336,161      48,490,817
Property and equipment, net                                            1,804,807       1,061,526
License agreements, net                                                  132,940         139,758
Other assets                                                             299,188         103,855
                                                                    ------------    ------------
                                                                    $ 42,573,096    $ 49,795,956
                                                                    ============    ============


Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                                $     21,686    $    523,678
    Accrued expenses and taxes withheld                                2,420,945       1,903,276
                                                                    ------------    ------------
Total current liabilities                                              2,442,631       2,426,954
                                                                    ------------    ------------

Shareholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized;
       no shares issued and outstanding                                       --              --
    Common stock, $.01 par value, 25,000,000 shares authorized;
       10,571,617 and 10,332,042 shares issued, respectively             105,716         103,320
    Additional paid-in capital                                        76,644,528      74,908,631
    Deficit accumulated during the development stage                 (36,242,950)    (27,619,109)
                                                                    ------------    ------------
                                                                      40,507,295      47,392,842
    Less treasury stock, 5,780 shares of common stock at cost            (23,840)        (23,840)
    Unearned compensation                                               (352,990)             --
                                                                    ------------    ------------
Total shareholders' equity                                            40,130,465      47,369,002
                                                                    ------------    ------------
                                                                    $ 42,573,096    $ 49,795,956
                                                                    ============    ============

See accompanying notes.

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                                                  From inception
                                        Three months ended               Six months ended         (May 22, 1992)
                                             June 30,                         June 30,           through June 30,
                                       1998            1997            1998            1997            1998
                                 -----------------------------   -----------------------------   ----------------

Miscellaneous revenues           $          --    $     29,313   $          --   $      29,313   $     320,200
Costs and expenses:
     Research and development        3,984,103       3,157,439       7,912,637       5,481,277      29,672,536
     General and administrative        541,548         443,023       1,052,866         960,121       6,876,741
     Marketing                         505,468         152,137         871,426         290,667       3,425,527
                                 -------------    ------------   -------------   -------------   -------------
                                     5,031,119       3,752,599       9,836,929       6,732,065      39,974,804
                                 -------------    ------------   -------------   -------------   -------------
Loss from operations                (5,031,119)     (3,723,286)     (9,836,929)     (6,702,752)  $ (39,654,604)
                                 -------------    ------------   -------------   -------------   -------------

Interest income                        585,209         317,964       1,213,088         655,024       3,593,413
Interest expense                            --              --              --              --        (181,759)
                                 -------------    ------------   -------------   -------------   -------------
Net loss                            (4,445,910)   $ (3,405,322)  $  (8,623,841)  $  (6,047,728)  $ (36,242,950)
                                 =============    ============   =============   =============   =============
Net loss per share,
  basic and diluted              $       (0.43)   $      (0.40)  $       (0.83)  $       (0.72)
                                 =============    ============   =============   =============
Weighted average
  shares outstanding                10,464,573       8,453,621      10,424,013       8,393,106
                                 =============    ============   =============   =============

See accompanying notes.

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        From inception
                                                             For the six months         (May 22, 1992)
                                                               ended June 30,          through June 30,
                                                            1998            1997             1998
                                                        ------------    ------------   ----------------
Cash flows from operating activities
Net loss                                                $ (8,623,841)   $ (6,047,728)   $(36,242,950)
Adjustments to reconcile net loss to
  net cash used by operating activities:
     Depreciation and amortization                           219,343         199,717       1,520,081
     Issuance of stock for services or compensation          593,060         135,000       1,810,378
     Changes in assets and liabilities:
       Prepaid expenses                                     (158,310)        (58,738)       (253,868)
       Accounts payable                                     (501,992)       (132,091)         21,686
       Accrued expenses and taxes withheld                   517,669          34,844       2,815,452
       Other                                                (188,515)        130,719        (323,833)
                                                        ------------    ------------    ------------
Net cash used by operations                               (8,142,586)     (5,738,277)    (30,653,054)
                                                        ------------    ------------    ------------

Cash flows from investing activities
Maturity (purchase) of short-term investments              5,161,239       2,036,335      (7,247,546)
Purchase of property and equipment, net                     (962,624)        (53,365)     (2,988,077)
                                                        ------------    ------------    ------------
Net cash provided (used) by investing activities           4,198,615       1,982,970     (10,235,623)
                                                        ------------    ------------    ------------

Cash flows from financing activities
Proceeds from issuance of notes payable                           --              --       4,770,150
Repayment of notes payable                                        --              --      (2,970,150)
Proceeds from issuance of common stock                       792,244         230,794      71,930,883
                                                        ------------    ------------    ------------
Net cash provided by financing activities                    792,244         230,794      73,730,883
                                                        ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents      (3,151,727)     (3,524,513)     32,842,206
Cash and cash equivalents at beginning of period          35,993,933      19,954,827              --
                                                        ------------    ------------    ------------
Cash and cash equivalents at end of period              $ 32,842,206    $ 16,430,314    $ 32,842,206
                                                        ============    ============    ============

Supplemental disclosures of cash flow information
Cash paid for interest                                            --              --    $    165,137
                                                        ============    ============    ============

See accompanying notes.

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


/s/ David N. Gill             Vice President-Finance and Chief Financial Officer
----------------------        (Principal Financial and Accounting Officer)
David N. Gill