Form 10-Q
period 1998-09-30
NOVOSTE CORP /FL/
filed 1998-11-09
CIK 1012131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

    For the quarterly period ended September 30, 1998.

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

As of October 23, 1998 there were 10,686,862 shares of the Registrant's Common Stock outstanding.

Exhibit Index on page: 18

Total number of pages: 48

                               NOVOSTE CORPORATION

                                    FORM 10-Q

                                      INDEX

PART I.       FINANCIAL INFORMATION                                     PAGE NO.
                                                                        --------
      Item 1. Consolidated Financial Statements

              Consolidated Balance Sheets as of September 30, 1998
                (unaudited) and December 31, 1997                           3

              Consolidated Statements of Operations (unaudited) for
                the three and nine months ended September 30, 1998
                and 1997 and the period from inception (May 22, 1992)
                through September 30, 1998                                  4

              Consolidated Statements of Cash Flows (unaudited) for
                the nine months ended September 30, 1998 and 1997
                and the period from inception (May 22, 1992)
                through September 30, 1998                                  5

              Notes to Consolidated Financial Statements                    6

      Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         7-15

PART II.      OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K                              16

SIGNATURES                                                                  17

EXHIBIT INDEX                                                               18

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                                       September 30,   December 31,
                                                           1998            1997
                                                       ------------    ------------
                                                        (unaudited)
Assets
Current assets:
   Cash and cash equivalents                           $ 23,467,292    $ 35,993,933
   Short-term investments                                10,827,081      12,408,785
   Prepaid expenses                                         205,625          88,099
   Inventory                                                236,430              --
                                                       ------------    ------------
Total current assets                                     34,736,428      48,490,817
                                                       ------------    ------------
Property and equipment, net                               2,324,291       1,061,526
License agreements, net                                     129,531         139,758
Other assets                                                299,457         103,855
                                                       ------------    ------------
                                                       $ 37,489,707    $ 49,795,956
                                                       ============    ============

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                    $  1,204,206    $    523,678
   Accrued expenses and taxes withheld                    2,669,876       1,903,276
                                                       ------------    ------------
Total current liabilities                                 3,874,082       2,426,954
                                                       ------------    ------------

Shareholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares
      authorized; no shares issued and outstanding               --              --
   Common stock, $.01 par value, 25,000,000 shares
      authorized; 10,692,642 and 10,332,042 shares
      issued, respectively                                  106,926         103,320
   Additional paid-in capital                            76,919,202      74,908,631
   Deficit accumulated during the development stage     (43,048,694)    (27,619,109)
                                                       ------------    ------------
                                                         33,977,434      47,392,842
   Less treasury stock, 5,780 shares of common
      stock at cost                                         (23,840)        (23,840)
   Unearned compensation                                   (337,969)             --
                                                       ------------    ------------
Total shareholders' equity                               33,615,625      47,369,002
                                                       ------------    ------------
                                                       $ 37,489,707    $ 49,795,956
                                                       ============    ============

See accompanying notes.

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                       From inception
                                             Three months ended                Nine months ended       (May 22, 1992)
                                                September 30,                    September 30,         through June 30,
                                            1998            1997             1998           1997            1998
                                        ----------------------------    ----------------------------   --------------
Miscellaneous revenues                  $         --    $         --    $         --    $     29,313    $    320,200
Costs and expenses:
     Research and development              5,685,268       3,137,301      13,597,906       8,618,578      35,357,805
     General and administrative              799,805         382,484       1,852,670       1,342,605       7,676,544
     Marketing                               832,230         284,723       1,703,656         575,390       4,257,757
                                        ------------    ------------    ------------    ------------    ------------
                                           7,317,303       3,804,508      17,154,232      10,536,573      47,292,106
                                        ------------    ------------    ------------    ------------    ------------
Loss from operations                      (7,317,303)     (3,804,508)    (17,154,232)    (10,507,260)    (46,971,906)
                                        ------------    ------------    ------------    ------------    ------------

Interest income                              511,560         284,786       1,724,647         939,810       4,104,971
Interest expense                                  --              --              --              --        (181,759)
                                        ------------    ------------    ------------    ------------    ------------
Net loss                                $ (6,805,743)   $ (3,519,722)   $(15,429,585)   $ (9,567,450)   $(43,048,694)
                                        ============    ============    ============    ============    ============
Net loss per share, basic and diluted   $      (0.64)   $      (0.41)   $      (1.47)   $      (1.14)
                                        ============    ============    ============    ============
Weighted average shares outstanding       10,601,916       8,489,546      10,483,965       8,375,739
                                        ============    ============    ============    ============

See accompanying notes.

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       From inception
                                                                                       (May 22, 1992)
                                                             For the nine months          through
                                                              ended September 30,       September 30,
                                                             1998            1997           1998
                                                        ------------    ------------    ------------
Cash flows from operating activities
Net loss                                                $(15,429,585)   $ (9,567,450)   $(43,048,694)
Adjustments to reconcile net loss to net cash used by
     operating activities:
     Depreciation and amortization                           392,536         310,150       1,693,274
     Issuance of stock for services or compensation          741,740         202,500       1,959,058
     Changes in assets and liabilities:
       Inventory                                            (236,430)             --        (236,430)
       Prepaid expenses                                     (117,526)        (21,865)       (213,084)
       Accounts payable                                      680,528         150,591       1,204,206
       Accrued expenses and taxes withheld                   766,600         809,341       3,064,383
       Other                                                (195,602)        130,719        (330,920)
                                                        ------------    ------------    ------------
Net cash used by operations                              (13,397,739)     (7,986,014)    (35,908,207)
                                                        ------------    ------------    ------------

Cash flows from investing activities
Maturity (purchase) of short-term investments              1,581,704       3,627,060     (10,827,081)
Purchase of property and equipment, net                   (1,645,075)       (192,204)     (3,670,528)
                                                        ------------    ------------    ------------
Net cash provided (used) by investing activities             (63,371)      3,434,856     (14,497,609)
                                                        ------------    ------------    ------------
Cash flows from financing activities
Proceeds from issuance of notes payable                           --              --       4,770,150
Repayment of notes payable                                        --              --      (2,970,150)
Proceeds from issuance of common stock                       934,469         333,805      72,073,108
                                                        ------------    ------------    ------------
Net cash provided by financing activities                    934,469         333,805      73,873,108
                                                        ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents     (12,526,641)     (4,217,353)     23,467,292
Cash and cash equivalents at beginning of period          35,993,933      19,954,827              --
                                                        ------------    ------------    ------------
Cash and cash equivalents at end of period              $ 23,467,292    $ 15,737,474    $ 23,467,292
                                                        ============    ============    ============
Supplemental disclosures of cash flow information
Cash paid for interest                                            --              --    $    165,137
                                                        ============    ============    ============

See accompanying notes.

                               NOVOSTE CORPORATION
                          (A Development Stage Company)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The operating results of the interim periods presented are not necessarily indicative of the results to be achieved for the year ending December 31, 1998. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997 and for the cumulative period from May 22, 1992 (inception) through December 31, 1997, included in the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

In August 1998 the Company established a subsidiary, Novoste B.V., in Eindhoven, The Netherlands. The consolidated financial statements include the accounts of Novoste Corporation and the wholly-owned subsidiary. Intercompany transactions and accounts are eliminated in consolidation.

Note 2. Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventory primarily consists of finished goods.

Note 3. Net Loss Per Share

The basic and diluted loss per share is computed based on the weighted average number of common shares outstanding. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive.

Note 4. Cash Equivalents and Investments

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

The statements contained in this Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and risks which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Some of these risks are discussed below in the section "Certain Factors That May Impact Future Operations." Additional risk factors are discussed in "Item 1 - Business" of the Company's 1997 Form 10-K and other reports filed by the Company from time to time on Forms 10-Q and 8-K. The Company does not undertake any obligation to update or revise any forward-looking statement, made by it or on its behalf, whether as a result of new information, future events, or otherwise.

Overview

Novoste commenced operations as a medical device company in May 1992. Commencing in 1994 the Company has devoted substantially all of its efforts to developing the Beta-Cath(TM) System, an intraluminal beta radiation catheter delivery system designed to reduce the frequency of restenosis subsequent to percutaneous transluminal coronary angioplasty ("PTCA").

For the period since its capitalization through September 30, 1998 the Company has earned minimal non-recurring revenues and experienced significant losses in each period. At September 30, 1998 the Company had an accumulated deficit of approximately $43.0 million. Novoste expects to incur significant operating losses through at least 2000 as the Company continues research and development projects, conducts its clinical trials in the United States, Canada and Europe, seeks regulatory approval or clearance for its products, expands its sales and marketing efforts in contemplation of product introduction and market development, and increases its administrative activities to support growth of the Company. The Company believes that current cash balances and short-term investments, together with interest thereon, will be sufficient to meet the Company's operating and capital requirements through the third quarter of 1999. The Company may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. There can be no assurance that additional financing, if required, will be available on satisfactory terms, or at all. See Liquidity and Capital Resources.

The development, manufacture, sale and distribution of medical devices such as the Company's Beta-Cath(TM) System are subject to numerous regulations imposed by governmental authorities, principally the FDA and corresponding state and foreign agencies. The regulatory process is lengthy, expensive and uncertain. FDA approval of a Pre Market Approval ("PMA") application and approval from the Nuclear Regulatory Commission (NRC) are required before the Beta-Cath(TM) System can be marketed in the United States. Securing FDA approval will require submission to the FDA of extensive clinical data and technical information. The Company received approval of the Beta-Cath(TM) System for sale in Europe during the third quarter of 1998. However, the Company does not expect regulatory approval of the Beta-

Cath(TM) System for sale in the United States prior to 2000 and there can be no assurance when or if such approvals will be obtained.

In 1996 and 1997 the Company conducted a feasibility clinical trial at four hospitals under an Investigational Device Exemption ("IDE") granted by the FDA to determine the clinical safety of the Beta-Cath(TM) System for use in coronary arteries and a total of 85 patients were enrolled. As of September 30, 1998, 78 of the 85 patients had received angiographic follow-up analyzed in a core lab. Of the 78 patients 17% were reported restenotic. This data suggests a greater than 50% reduction in the rate of restenosis in patients who received treatment with the Beta-Cath(TM) System when compared to a historical control group (from the Lovastatin Restenosis Trial) which received PTCA only and had been selected based upon inclusion and exclusion criteria similar to those utilized by the Company. Arteries treated with the Beta-Cath(TM) System on average maintained 91% of the enlargement achieved with PTCA (a "late loss index" of 9%). The following table compares the Company's data on the 78 patients to an historical control group:

                                                   Novoste    Lovastatin
                                                 Feasibility   Placebo
                                                   Studies      Group
                                                   -------      -----

                  No. of Treated Patients             78        161

                  Restenosis Rate                     17%        42%

                  Late Loss Index                      9%        43%

                  No. of Patients Receiving Stents    13          0(1)

                  Stent Restenosis Rate                8%       N/A

(1) Coronary stents were not commercially available at the time of the Lovastatin Restenosis Trial.

On July 30, 1997 the Company initiated a randomized, triple-masked, placebo-controlled, multicenter human clinical trial under an IDE granted by the FDA to determine the clinical safety and efficacy of the Beta-Cath(TM) System for use in coronary arteries. The Company expects to enroll approximately 1,100 patients in the trial at up to 45 medical sites located in the United States as well as additional sites located in Europe and Canada. The patients are divided into two approximately equal subgroups, one for PTCA alone and one with coronary stenting. Each subgroup of the trial is randomized to either intracoronary radiation therapy or a placebo control. In both subgroups patients who receive the beta radiation will receive dosages of 14Gy for vessels ranging from at least 2.7 to 3.35 millimeters and 18Gy for vessels ranging from 3.35 to 4.0 millimeters. A follow-up review of patients 30 days after treatment and a follow-up angiogram eight months after the initial treatment will be performed to observe the treated artery. The angiograms will be analyzed to determine whether there has been an incidence of restenosis and to measure the late loss index (the extent of the loss in the enlargement of lumen achieved with PTCA). As of October 19, 1998 a total of 669 patients had been enrolled at 43 U.S. clinical sites and 3 international sites.

On July 9, 1998 the Company received approval from the FDA for an Investigational Device Exemption (IDE) supplement to begin the "STents And Radiation Therapy" (START) Trial, designed to determine the safety and efficacy of ICRT in treating "in-stent restenosis." In-stent restenosis occurs when arteries with previously placed stents have re-narrowed due to excessive tissue growth inside the stent. As of October 19, 1998 a total of 26 patients had been enrolled at nine clinical sites.

There can be no assurance that the Company's research and development efforts will be successfully completed. There can be no assurance that clinical trials will be completed in a timely fashion or demonstrate the safety and efficacy of the Beta-Cath(TM) System. Additionally, there can be no assurance that the Beta-Cath(TM) System will be approved by the FDA, the NRC, any foreign governmental agency, or that the Beta-Cath(TM) System or any other product developed by the Company will be successfully introduced or attain any significant level of market acceptance.

The Company has recently organized a European subsidiary, Novoste B.V., to conduct its European operations. While the Company has obtained the CE mark certification to commercialize the Beta-Cath(TM) System in Europe, there can be no assurance that the Company will ever achieve either significant revenues from sales of its Beta-Cath(TM) System or ever achieve or sustain profitability.

Results of Operations

Net loss for the three months ended September 30, 1998 was $6,806,000, or ($0.64) per share, as compared to $3,520,000, or ($0.41) per share, for the three months ended September 30, 1997. Net loss for the nine months ended September 30, 1998 was $15,430,000, or ($1.47) per share, as compared to $9,567,000 or ($1.14) per share for the year earlier period. The increase in net loss for the three and nine months ended September 30, 1998 compared to the year earlier period is primarily due to increased spending for research and development as well as increased marketing related to the Company's development of its Beta-Cath(TM) System, offset by increased interest income earned from the investment of the net proceeds from the secondary public offering in November 1997.

Revenues. No revenues were earned in the three and nine months ended September 30, 1998. Miscellaneous revenues were $29,000 for the nine months ended September 30, 1997, due to the sale of a product line.

Research and Development Expenses. Research and development expenses increased 81% to $5,685,000 for the three months ended September 30, 1998 from $3,137,000 for the three months ended September 30, 1997. For the nine months ended September 30, 1998, research and development expenses increased 58% to $13,598,000 from $8,619,000 for the same period in 1997. These increases were primarily a result of patient enrollment and patient follow-up costs in the Company's clinical trials, and services provided by outside consultants in the development of the Beta-Cath(TM) System and manufacture of its components. The Company expects research and development expenses to further increase in the immediate future as the Company continues clinical trials of its Beta-Cath(TM) System in both the U.S. and selected foreign countries.

General and Administrative Expenses. General and administrative expenses increased 109% to $800,000 for the three months ended September 30, 1998 from $382,000 for the three months ended September 30, 1997. For the nine months ended September 30, 1998 general and administrative expenses increased 38% to $1,853,000 from $1,343,000, for the same period in 1997. This increase for the three month period was primarily a result of additional personnel and higher salaries. The Company expects general and administrative expenses to increase in the future in support of a higher level of operations. The Company also expects it will incur an additional expense in the fourth quarter of 1998 in relation to the pending move of its facilities within the same area.

Marketing Expenses. Marketing expenses increased 192% to $832,000 for the three months ended September 30, 1998 from $285,000 for the three months ended September 30, 1997. For the nine months ended September 30, 1998, marketing expenses increased 196% to $1,704,000 from $575,000 for the same period in 1997. These increases primarily related to preparation for the European commercial launch of the Beta-Cath(TM) System and arose from increased trade show costs, consulting fees and increased headcount. The Company expects sales and marketing expenses to significantly increase in the future, as direct distribution is established in Europe, and if and when the Beta-Cath(TM) System is approved in the U.S. and launched commercially.

Interest Income. Net interest income increased 80% to $512,000 for the three months ended September 30, 1998 from $285,000 for the three months ended September 30, 1997. For the nine months ended September 30, 1998 interest income increased 84% to $1,725,000 from $940,000 for the same period in 1997. The increase in interest income was primarily due to larger cash equivalents and short-term investment balances after the Company's secondary public offering in November 1997.

Liquidity and Capital Resources

The Company has financed its activities since inception up to May 23, 1996, the date of the Company's initial public offering, through private placements of its Common Stock, Class B Common Stock and promissory notes. Since inception through September 30, 1998 the Company obtained funds aggregating approximately $72.1 million in net proceeds from the issuance of Common Stock and Class B Common Stock (including approximately $30.6 million in net proceeds from its initial public offering which closed in May 1996 and approximately $32.2 million in net proceeds from its secondary public offering which closed in November 1997), and approximately $1.8 million in net proceeds from the issuance of convertible promissory notes.

During the nine months ended September 30, 1998 and 1997 the Company used cash to fund operations of $13.4 million and $8.0 million, respectively. Cash used to fund operations since inception was approximately $35.9 million. The increase in cash used in operations was due primarily to increased research and development activities and initiation of marketing activities related to the Beta-Cath(TM) System. The Company's expenditures for equipment and improvements have aggregated $3.7 million since inception. Future cash needs for operating activities are anticipated to be higher than historical levels because of the development, manufacturing scale-up and commercialization of the Beta-Cath(TM) System, subject to the factors discussed below.

The Company's principal source of liquidity at September 30, 1998 consisted of cash, cash equivalents and short-term investments of $34.3 million. The Company did not have any credit lines available or outstanding borrowings at September 30, 1998.

The Company has obtained all of its requirements of radioactive sources to date pursuant to an agreement with a single supplier, Bebig Isotopentechnik and Umweltdiagnostik GmbH, (the "Supplier"), a German corporation. On July 23, 1998 the Company executed an amendment to its framework agreement with the Supplier, whereby the Company received a lien on all tangible and intangible assets used by the Supplier in the design and manufacture of the Strontium 90 radioactive sources. In addition, the agreement provides for the Company's option to purchase the tangible assets, and obtain a fully-paid license to all intellectual property used in the manufacture of the radioactive sources, for $4,019,400. This amount will be paid in the form of a license fee on units delivered which payments are expected to commence in the fourth quarter of 1998.

The Company anticipates that its operating losses will continue through at least 2000 because it plans to expend substantial resources in funding clinical trials in support of regulatory approvals, and continues to expand research and development and marketing activities. The Company believes that current cash balances and short-term investments, together with interest thereon, will be sufficient to meet the Company's operating and capital requirements through the third quarter of 1999. However, the

Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's clinical research and product development programs; the receipt of and the time required to obtain regulatory clearances and approvals; the resources required to gain approvals; the resources the Company devotes to the development, manufacture and marketing of its products; the resources required to hire and develop a direct sales force in the United States and certain European countries, and to expand manufacturing capacity; market acceptance and demand for its products; and other factors. The Company may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. There can be no assurance that additional financing, if required, will be available on satisfactory terms, or at all.

Impact of Year 2000

The Company is aware of the issues that many companies will face as the year 2000 approaches. The Company relies on computers and computer software to run its business, as do its vendors, suppliers and customers. In July 1998 the Company installed and implemented a complete enterprise resource planning software package that includes integrated manufacturing and financial modules that replaced the Company's then existing financial software program. The vendor of the new software package has warranted that it is compliant with year 2000 requirements. The Company will continue to conduct a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue and is developing an implementation plan to resolve any issues that may arise. The Company believes that non-information technology systems and its products are not significantly impacted. The Company believes that any year 2000 problems encountered by suppliers are not likely to have a material adverse effect on the Company's operations. Costs associated with the year 2000 assessment and correction of problems are expensed as incurred. Based on management's current assessment, the Company does not believe that the cost of such actions will be material. Failure of the Company's computer systems or that of its suppliers or service providers could have a material adverse effect on the Company's business, financial condition and results of operations.

Certain Factors That May Impact Future Operations

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

History of Losses and Expectation of Future Losses. The Company has experienced significant operating losses since inception and as of September 30, 1998 had an accumulated deficit of $43.0 million. The development and further commercialization of the Company's current products and other new products, if any, will require substantial development, clinical, regulatory, manufacturing and other expenditures. The Company expects its operating losses to continue through at least the year 2000 as the Company continues to expand its product development, clinical trials, and marketing efforts.

Risk of Inadequate Funding. The Company anticipates that its operating losses will continue through at least 2000 because it plans to expend substantial resources in funding clinical trials in support of regulatory approvals and continues to expand research and development and marketing activities. Novoste believes that current cash balances and short-term investments, together with interest thereon, will be sufficient to meet the Company's operating and capital requirements through the third quarter of 1999. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including the progress of the Company's clinical research and product development programs; the receipt of and the time required to obtain regulatory clearances and approvals; the resources required to gain approvals; the resources the Company devotes to the development, manufacture, and marketing of its products; the resources required to hire and develop a direct sales force in the United States and certain European countries; the rate of sales in Europe; expansion of manufacturing capacity and other facilities requirements; market acceptance and demand for its products; and other factors. The Company may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. There can be no assurance that additional financing, if required, will be available on satisfactory terms, or at all.

Dependence on Beta-Cath(TM) System; Market Acceptance. The Company anticipates that for the foreseeable future it will be solely dependent on the successful development and commercialization of the Beta-Cath(TM) System. The Beta-Cath(TM) System will require further development, as well as regulatory clearance or approval, before it can be marketed in the United States or internationally. There can be no assurance that the Company's development efforts will be successful or that the Beta-Cath(TM) System will be shown to be safe or effective, cleared or approved by regulatory authorities, capable of being manufactured in commercial quantities at acceptable costs, approved by payors for reimbursement or successfully marketed. In addition, there can be no assurance that demand for the Beta-CathTM System will be sufficient to allow profitable operations. Failure of the Beta-Cath(TM) System to be successfully commercialized would have a material adverse effect on the Company's business, financial condition and results of operations.

Early Stages of Clinical Trials; No Assurance of Safety and Efficacy. The Beta-Cath(TM) System is in an early stage of clinical testing, and there can be no assurance as to when, if ever, its safety and efficacy in reducing the frequency of restenosis will be demonstrated. The Company is conducting a randomized, triple-masked, placebo-controlled, multicenter, human clinical trial under an Investigational Device Exemption ("IDE") granted by the U.S. Food and Drug Administration ("FDA") to determine the clinical safety and efficacy of the Beta-Cath(TM) System for use in coronary arteries. The Company anticipates completing enrollment in this pivotal clinical trial by March 31, 1999. Various factors, including difficulties in enrolling patients or scheduling physicians, could delay completion for an indeterminate amount of time.

The multicenter trial will require the treatment of a statistically significant number of patients, and clinical follow-ups of such patients after eight months. It is only after completion of these trials that the Company would apply to the FDA for the regulatory approval required to commence marketing of the Beta-Cath(TM) System in the U.S. Subsequent experience may uncover unforeseen problems with the therapy which could require removal of the product from the market or additional testing. There can be no assurance that the Beta-Cath(TM) System or any of the Company's other products will prove to be safe and effective in clinical trials or ultimately will be approved for marketing by the United States or foreign regulatory authorities. The Company does not expect to submit an application for pre-market approval ("PMA") for its Beta-Cath(TM) System until the first quarter of 2000, and there can be no assurance that the Company will ever submit a PMA application or that, if submitted, such PMA application will be approved by the FDA. If the Beta-Cath(TM) System does not prove to be safe and effective in clinical trials, the Company's business, financial condition and results of operations will be materially adversely affected and could result in cessation of the Company's business. In addition, the clinical trials may identify significant technical or other obstacles to be overcome prior to obtaining necessary regulatory approvals. Even if such obstacles are identified and overcome, commercialization of the Beta-Cath(TM) System may be delayed.

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

Possible Volatility of Stock Price. The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In addition, the market price of the shares of Common Stock is likely to be highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations, clinical results, or new products by the Company or its competitors, FDA and international regulatory actions, actions with respect to reimbursement matters, developments with respect to patents or proprietary rights, public concern as to the safety and efficacy of products developed by the Company or others, changes in health care policy in the United States and internationally, changes in stock market analyst recommendations regarding the Company, other medical device companies or the medical device industry generally, and general market conditions may have a significant effect on the market price of the Common Stock.

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

Government Regulation. Clinical testing, manufacture, promotion and sale of the Company's products are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding foreign regulatory agencies. The Federal Food, Drug, and Cosmetic Act ("FDC Act"), and other federal and state statutes and regulations govern or influence the testing, manufacture, labeling, advertising, distribution and promotion of drugs and devices. Noncompliance with applicable requirements can result in fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, refusal to authorize the marketing of products or to allow the Company to enter into government supply contracts, and criminal prosecution. The Company's Beta-Cath(TM) System is regulated as a Class III medical device for which FDA approval of a PMA application must be obtained prior to U.S. commercial sales. Failure to receive or delays in receipt of FDA clearances or approvals could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not expect to submit an application for pre-market approval ("PMA") for its Beta-Cath(TM) System until the first quarter of 2000, and there can be no assurance that the Company will ever submit a PMA application or that, if submitted, such PMA application will be approved by the FDA.

Sales of medical devices outside of the United States are subject to international regulatory requirements that vary from country to country. The time required to obtain approval for sale internationally may be longer or shorter than that required for FDA approval, and the requirements may differ. The European Union ("EU") has promulgated rules which require that medical products must first receive the CE mark, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives, prior to their being available for sale within the EU. The Company received the CE mark certification for the Beta-Cath(TM) System on August 24, 1998.

Because the Beta-Cath(TM) System uses radiation sources, its manufacture, distribution, transportation, import/export, use and disposal will also be subject to federal, state and/or local laws and regulations relating to the use and handling of radioactive materials. Specifically, even if approval of a PMA application is obtained, approval by the U.S. Nuclear Regulatory Commission ("NRC"), or an equivalent state agency, of the company's radiation sources for certain medical uses will be required to distribute commercially the radiation sources to licensed recipients in the United States. In addition, the Company and/or its supplier of radiation sources must obtain a license from the NRC to commercially distribute such radiation sources as well as to comply with all applicable regulations. In addition, hospitals and physicians may be required to obtain or expand their licenses to use and handle Strontium 90 radiation prior to receiving radiation sources for use in the Beta-Cath(TM) System. Comparable, or perhaps more stringent, requirements and/or approvals regulating radiation are required in markets outside the United States, including Europe. If any of the foregoing approvals are significantly delayed or not obtained, the Company's business, financial condition and results of operations could be materially adversely affected.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein:

      10.19 Lease Agreement dated October 23, 1998 between Registrant and Weeks Realty, L.P., for facility located at 3890 Steve Reynolds Boulevard, Norcross, Georgia.

      27    Financial data schedule

(b) The Company filed a Form 8-K on August 17, 1998 announcing the final six month summary results of its feasibility clinical trial, the Beta Energy Restenosis Trial (BERT).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    NOVOSTE CORPORATION

November 5, 1998                    /s/ Thomas D. Weldon
--------------------                -----------------------------------------
Date                                Thomas D. Weldon
                                    Chairman & Chief Executive Officer

November 5, 1998                    /s/ David N. Gill
--------------------                -----------------------------------------
Date                                David N. Gill
                                    Vice President - Finance,
                                    Chief Operating Officer
                                    and Chief Financial Officer
                                    (Principal Financial & Accounting Officer)

EXHIBIT INDEX

Exhibit                                                                   Page
Number                  Exhibit Description                               Number
------                  -------------------                               ------

10.19             Lease Agreement dated October 23, 1998 between
                  Registrant and Weeks Realty, L.P., for facility
                  located at 3890 Steve Reynolds Boulevard,
                  Norcross, Georgia.                                       19-47

27                Financial data schedule                                  48