Form 10-K405
period 1998-12-31
NOVOSTE CORP /FL/
filed 1999-02-10
CIK 1012131

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K


   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----   EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
 -----   OF 1934.
         FOR THE TRANSITION PERIOD               TO               .
                                   -------------    --------------

                         Commission File Number: 0-20727

                               Novoste Corporation
             (Exact Name of Registrant as Specified in Its Charter)


                  Florida                             59-2787476
         (State or Other Jurisdiction of              (I.R.S. Employer
         Incorporation or Organization)               Identification No.)

         3890 Steve Reynolds Blvd., Norcross, GA      30093
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

                       Rights to Purchase Preferred Shares
                                (Title of Class)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X).

As of February 1, 1999, there were 10,703,587 shares of Common Stock outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $213,406,248 based upon the closing sales price of the Common Stock on February 1, 1999 on the NASDAQ National Market. Shares of Common Stock held by each officer, director, and holder of five percent or more of the Common Stock outstanding as of February 1, 1999 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                               NOVOSTE CORPORATION
                                    FORM 10-K
                                      INDEX
PART I.
         Item 1.  Business

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

PART III.
         Item 10. Directors and Executive Officers of The Registrant

         Item 11. Executive Compensation

         Item 12. Security Ownership of Certain Beneficial Owners and Management

         Item 13. Certain Relationships and Related Transactions

PART IV.
         Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

                                     PART I


Item 1.   BUSINESS

     In this Form 10-K, "Novoste," the "company," "we," "us" and "our" refer to Novoste Corporation. Novoste(R), Beta-Cath(TM) and the Novoste(R) logo are trademarks of the company.

     The statements contained in this Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and risks which could cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and risks include, but are not limited to, whether the Beta-Cath System, our primary product in development, will prove safe and effective; the speed of patient enrollment in our clinical trials; whether and when we will obtain approval of the Beta-Cath System from the United States Food and Drug Administration (FDA) and corresponding foreign agencies; our need to achieve manufacturing scale-up in a timely manner, and our need to provide for the efficient manufacturing of sufficient quantities of the Beta-Cath System; our dependence on the Beta-Cath System as the primary source of future revenue; the lack of an alternative source of supply for the radiation source materials used in the Beta-Cath System; our patent and intellectual property position; our need to develop the marketing, distribution, customer service and technical support and other functions critical to the success of our business plan; the effectiveness and ultimate market acceptance of the Beta-Cath System; limitations on third party reimbursement; and competition with rival developers of restenosis reduction products. These risks are discussed under "Item 1 - Business" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." Additional risk factors include those that may be set forth in reports filed by the Company from time to time on Forms 10-Q and 8-K. We do not undertake any obligation to update any forward-looking statements.

GENERAL

     Novoste has developed the Beta-Cath System, a hand-held device designed to deliver beta, or low penetration, radiation to the site of a treated blockage in a coronary artery to decrease the likelihood of restenosis. Restenosis, the renarrowing of a previously treated artery, is the major limitation of percutaneous transluminal coronary angioplasty or PTCA, a procedure used by interventional cardiologists to open blocked coronary arteries. We are currently conducting pivotal clinical trials of the Beta-Cath System and, assuming positive results, intend to file an initial pre-market approval application with the FDA in the first quarter of 2000. In August 1998, we received CE mark approval to sell the Beta-Cath System in Europe.

     In 1998, physicians performed approximately 650,000 PTCA procedures in the United States and approximately 500,000 PTCA procedures abroad. Studies have shown that 30% to 50% of patients experience restenosis within six months after PTCA. Restenosis often requires one or more additional revascularization procedures to reopen blocked vessels. These procedures include PTCA, which has an average cost of $20,000 in the United States, and coronary artery bypass graft surgery, or CABG, which has an average cost of $45,000 in the United States. It is estimated that more than $3.0 billion is spent annually in the United States on revascularization procedures.

     In response to the high rates of restenosis following PTCA, the placement of coronary stents, metal implants that prop open a coronary artery, has grown rapidly. In 1998, stents were used in approximately 60% of all PTCA procedures performed worldwide and on average added over $2,000 to the cost of each PTCA procedure. However, studies have shown that restenosis still occurs in approximately 20% to 30% of the patients who receive stents. This is commonly referred to as "in-stent" restenosis. Patients with "in-stent" restenosis often experience recurrent restenosis and as a result are prone to multiple revascularization procedures. We believe that the Beta-Cath System may be effective in reducing the incidence of restenosis following PTCA and stent placement and in treating "in-stent" restenosis, thereby reducing the need for additional costly hospital procedures.

INDUSTRY OVERVIEW

     Coronary Artery Disease. Coronary artery disease is the leading cause of death in the United States. More than 13 million people in the United States currently suffer from coronary artery disease, which is generally characterized by the progressive accumulation of plaque as a result of the deposit of cholesterol and other fatty materials on the walls of the arteries. The accumulation of plaque leads to a narrowing of the interior passage, or lumen, of the arteries, thereby reducing blood flow to the heart muscle. When blood flow to the heart muscle becomes insufficient, oxygen supply is restricted and a heart attack and death may result. Depending on the severity of the disease and other variables, patients will be treated either surgically with CABG or less invasively with a PTCA procedure.

     Coronary Artery Bypass Graft Surgery. Coronary artery bypass graft surgery, or CABG, was introduced as a treatment for coronary artery disease in the 1950's. CABG is a highly invasive, open surgical procedure in which blood vessel grafts are used to bypass the site of a blocked artery, thereby restoring blood flow. CABG, still considered the most durable treatment for coronary artery disease, is generally the primary treatment for severe coronary artery disease involving multiple vessels. In addition, CABG is often a treatment of last resort for patients who have undergone other less invasive procedures like PTCA but require revascularization. However, CABG has significant limitations, including medical complications such as stroke, multiple organ dysfunction, inflammatory response, respiratory failure and post-operative bleeding, each of which may result in death. In addition, CABG is a very expensive procedure and requires a long recovery period. In the United States, the average cost of undergoing CABG, including hospital stay, is approximately $45,000; and the average recuperation period following discharge from the hospital is at least four to six weeks. In 1998, approximately 400,000 CABG procedures were performed in the United States. Several new minimally invasive surgical techniques have been commercialized which attempt to lessen the cost and trauma of CABG procedures while maintaining efficacy.

     PTCA. Since its introduction in the late 1970s, PTCA has emerged as the principal less invasive alternative to CABG. PTCA is a procedure performed in a cath lab by an interventional cardiologist. During PTCA, a guidewire is inserted into a blood vessel through a puncture in the leg (or arm, in some cases) and guided through the vasculature to a diseased site in the coronary artery. A balloon-tipped catheter is then guided over the wire to the deposit of plaque or lesion occluding the artery. Once the balloon is positioned across the lesion inside the vessel, the balloon is inflated and deflated several times. Frequently, successively larger balloons are inflated at the lesion site, requiring the use of multiple balloon catheters. The inflation of the balloon cracks or reshapes the plaque and the arterial wall, thereby expanding the arterial lumen and increasing blood flow. However, the inflation of the balloon typically results in injury to the arterial wall. In 1998, it is estimated that more than 650,000 PTCA procedures were performed in the United States and approximately 500,000 procedures were performed outside the United States. The average cost of each PTCA procedure in the United States is approximately $20,000, or less than one-half of the average cost of CABG. The length of stay and recuperation period are substantially less than those required for CABG.

     Though PTCA has grown rapidly as a highly effective, less invasive therapy to treat coronary artery disease, the principal limitation of PTCA is the high rate of restenosis, the renarrowing of a treated artery, which often requires reintervention. Studies have indicated that, within six months after PTCA, between 30% and 50% of PTCA patients experience restenosis.

     Pathology of Restenosis. Restenosis is typically defined as the renarrowing of a treated coronary artery within six months of a revascularization procedure such as PTCA to less than 50% of its normal size. Restenosis is a vascular response to the arterial trauma caused by PTCA. Due to multiple mechanisms controlling vascular repair, restenosis may occur within a short period after a revascularization procedure or may develop over the course of months or years.

     Restenosis that occurs within a day of a revascularization procedure is usually attributed to elastic recoil (acute loss of diameter) of the artery. Restenosis also may result from hyperplasia, which is the excessive proliferation of cells at the treatment site, or from vascular remodeling of the arterial segment, which is a slow contraction of a vessel wall. Hyperplasia is a physiological response to injury, similar to scarring, which occurs in wound healing. Vascular remodeling is a contraction of the vessel caused by a thickening of the outside wall of the artery. In response to an arterial injury from revascularization, the body sets off a biochemical response to repair the injured site and protect it from further harm. This response will include a signal to adjacent cells of the arterial wall to multiply. Often this cell proliferation goes unchecked, resulting in a much thicker and inelastic arterial wall and in reduced blood flow. Hyperplasia and vascular remodeling are the primary causes of restenosis.

     Coronary Stenting. Coronary stents are expandable, implantable metal devices permanently deployed at a lesion site. Stents maintain increased lumen diameter by mechanically supporting the diseased site in a coronary artery. Of all the non-surgical treatments seeking to improve upon PTCA, stents have been the most successful in improving the outcome immediately following the procedure and reducing the incidence of restenosis. In a typical stent procedure, the artery is pre-dilated at the lesion site with a balloon catheter, and the stent is delivered to the site of the lesion and deployed with the use of a second balloon catheter which expands the stent and firmly positions it in place. This positioning may be followed by a third expansion, using a high-pressure balloon to fully deploy and secure the stent. Once placed, stents exert radial force against the walls of the coronary artery to enable the artery to remain open and functional.

     Studies have concluded that the rate of restenosis in patients receiving coronary stents following PTCA is approximately 30% lower than in patients treated only by PTCA. Since their commercial introduction in the United States in 1994, the use of stents has grown rapidly, and it is estimated that they were utilized in approximately 60% of the approximately 1.1 million PTCA procedures performed in 1998.

     Despite their rapid adoption, stents have certain drawbacks. The use of stents increases the cost of a PTCA procedure, especially when, as is often the case, two or more stents are used. In addition, studies have shown that restenosis still occurs in approximately 20% to 30% of the patients who receive stents following PTCA. This is commonly referred to as "in-stent" restenosis. Studies have shown that patients with "in-stent" restenosis often experience recurrent restenosis and as a result are prone to multiple revascularization procedures. Stents are also permanent implants which may result in unforeseen, long-term adverse effects, and cannot be used in cases where the coronary arteries are too tortuous or too narrow. Further, stents appear to be effective in reducing the frequency of restenosis resulting from elastic recoil and vascular remodeling, but they increase the degree of hyperplasia.

THE NOVOSTE SOLUTION

     We have designed the Beta-Cath System to reduce the incidence of restenosis following PTCA by delivering localized beta radiation to the treatment site in a coronary artery. We believe that the administration of localized beta radiation is likely to reduce coronary artery restenosis rates by inhibiting hyperplasia and vascular remodeling. Radiation has been used therapeutically in medicine for more than 50 years in the treatment of proliferative cell disorders, such as cancer. Cancer therapy has primarily involved the use of gamma radiation, which is highly penetrating and may be hazardous unless handled and used with great care. By contrast, beta radiation is far less penetrating and easier to use and shield than gamma radiation while still delivering a sufficient dose to the treated coronary arteries. We view beta radiation as well-suited for intracoronary use following PTCA, where the objective is to treat the coronary artery with minimal exposure to adjacent tissues.

     The Beta-Cath System is a hand-held device that hydraulically delivers beta radiation sources through a closed-end catheter to the area of the coronary artery injured by the immediately preceding PTCA procedure. To facilitate easy placement of the catheter, it is advanced over the same guidewire used in the PTCA procedure. After the administration of the prescribed radiation dose to a lesion site, which takes less than four minutes per lesion, the radiation sources are hydraulically returned to the hand-held transfer device. We expect to be able to reuse the radiation isotopes for up to a year due to the long half-life of the sources.

     The Beta-Cath System is designed to be safe and cost-effective and to fit well with techniques currently used by interventional cardiologists in the cath lab. The Beta-Cath System is designed to target the primary causes of restenosis by inhibiting hyperplasia and vascular remodeling. The Company believes the Beta-Cath System may provide significant cost savings by reducing (1) the need for revascularization often required following PTCA and coronary stenting and
(2) the number of coronary stents used as a primary therapy.

OUR BUSINESS STRATEGY

     Our objective is to become the leader in the commercialization of vascular brachytherapy devices. Elements of our strategy include:

     - Achieving First-to-Market Position and a Leading Market Share in the United States and Europe. We intend to be the first-to-market in the United States with a vascular brachytherapy device. We intend to seek approvals to use the Beta-Cath System to address a wide range of indications, including reduction of the incidence of restenosis following PTCA and stent placement and treatment of "in-stent" restenosis. We believe this broad label will enable us to achieve a leading market share of vascular brachytherapy devices. We received CE mark certification in August 1998, becoming the first company with approval to market a vascular brachytherapy device in Europe.

     - Establishing the Beta-Cath System as the Standard of Care. Our strategy is to introduce the Beta-Cath System into the cath lab as the standard of care to reduce the incidence of restenosis. In addition, we intend to conduct intensive physician-training seminars to familiarize interventional cardiologists and radiation oncologists with the use of the Beta-Cath System.

     - Selling Directly. We intend to market the Beta-Cath System in the United States through a direct sales force. We plan to focus our marketing efforts on the top tier of approximately 200 high-volume hospitals and on leading interventional cardiologists and radiation oncologists at those institutions. The interventional cardiologists at these hospitals perform a large portion of the PTCA procedures in the United States and tend to adopt new cardiovascular technologies and devices quickly. We also believe we can leverage the reputation of these early adopters in the clinical community to generate wider demand. In addition, we believe these hospitals have or will be able to obtain relatively quickly the necessary licenses to store and use beta radiation and are likely to have radiation oncologists with the appropriate credentials to use the Beta-Cath System's radiation sources. We have commenced marketing the Beta-Cath System in Europe through a direct sales force in larger markets, which we intend to supplement with independent distributors in other markets.

     - Investigating the Beta-Cath System for Other Vascular
       Applications. Restenosis is also common after revascularization of peripheral or non-coronary arteries. In addition, a similar phenomena frequently occurs in veins adjacent to an arterial-venous shunt used for patients undergoing hemodialysis for end-stage renal disease. We intend to leverage our core catheter and localized vascular brachytherapy technologies to expand our product offerings to other vascular markets where cell proliferation is of clinical significance and radiation results in improved clinical efficacy.

     - Protecting and Enhancing our Proprietary Technology. We believe that our patent position may offer a competitive advantage. On November 4, 1997 we were issued United States Patent No. 5,683,345 on the Beta-Cath System. We have also filed a related United States continuation-in-part application (which is jointly owned by us and Emory University), and have additional United States applications pending covering aspects of our Beta-Cath System. With respect to our United States filings, we have filed, or will file in due course, counterpart applications in the European Patent Office and certain other countries. We intend to obtain further protection of our proprietary technology and to defend our intellectual property rights against infringement.

BETA-CATH SYSTEM DESIGN AND ADVANTAGES

     The primary components of the Beta-Cath System are:

     Radiation Source Train. The beta radiation administered by the Beta-Cath System emanates from a "train" of several miniature sealed sources containing Strontium 90 (Strontium/Yttrium), a beta-emitting radioisotope. We currently manufacture trains in both 30mm and 40mm lengths, with the longer length intended for use on longer lesions. The use of beta, rather than gamma, radiation is intended to make the Beta-Cath System safer and easier to use in the cath lab environment. In addition, due to the long half-life (approximately 28 years) of Strontium 90, and because the source train will not come into contact with a patient's blood or tissue, the radiation sources are expected to be reused for up to one year. Beta radiation from the Strontium 90 source is easily shielded from health care workers by the use of approximately one-half-inch-thick quartz in the transfer device.

     Transfer Device. The transfer device is a multiple-use, hand-held instrument used to deliver, retrieve and then store the radiation sources when not in use. The transfer device:

     - transfers the radiation sources to and from the delivery catheter via a proprietary hydraulic delivery system;

     - contains a radiation source sensing system which is interlocked with a gating system to prevent the radiation sources from exiting the transfer device until the delivery catheter is locked in place and to prevent removal of the delivery catheter prior to the return of the radiation sources to the transfer device; and

     - completely shields the beta radiation energy from health care workers when the radiation source train is housed inside it.

     Delivery Catheter. The delivery catheter is a single-use, multi-lumen catheter that provides a pathway for the radiation sources to be rapidly delivered and retrieved from the coronary arterial segment to be treated. The delivery catheter is positioned by advancing it over the same guidewire used during the immediately preceding PTCA procedure. The radiation sources are delivered and retrieved through a dual-lumen closed hydraulic circuit, which uses a fluid-filled standard syringe to create the hydraulic pressure. We currently intend to sell a version of the catheter in the United States that fits over most of the length of the guidewire used in the PTCA procedure, commonly known as an "over the wire" catheter, and to have our European subsidiaries sell a version that fits over the guidewire for only a small portion of the catheter at its far end, commonly known as a "rapid exchange" catheter.

     The Beta-Cath System is intended to be used in a cath lab by an interventional cardiologist in conjunction with a radiation oncologist. The cardiologist places the delivery catheter into the patient's vasculature until the catheter reaches the targeted site. The radiation oncologist operates the transfer device to deliver the radiation source train hydraulically to the end of the catheter in a matter of seconds. The radiation sources remain at the targeted site for less than four minutes to deliver a predetermined dose of radiation. The radiation sources are then returned by the use of positive hydraulic pressure applied through the delivery catheter. Upon completion of each procedure, the train of radiation sources is stored safely inside the transfer device. At the end of the day, the transfer device is delivered to a designated radiation storage site within the hospital for safekeeping. While the need for a cardiologist and a radiation oncologist is expected to result in incremental physician fees, we believe the Beta-Cath System will be cost-effective, principally by reducing (1) the need for costly revascularization procedures often required following PTCA and coronary stenting and (2) the number of coronary stents used as a primary therapy.

     We believe the Beta-Cath System has the following advantages:

     - Site-specific Therapy. The Beta-Cath System is designed to confine radiation exposure to the targeted intervention area.

     - Short Procedure Times. The Beta-Cath System is designed to enhance patient safety and comfort, as well as to promote productivity in the cath lab, by delivering the recommended dosage in less than four minutes of radiation exposure per lesion.

     - Utilization of Existing PTCA Techniques. Although intracoronary radiation is a new concept in coronary artery disease treatment, the hand-held Beta-Cath System is designed to be easily adopted and used by the interventional cardiologist. The Beta-Cath System is very similar to other catheter-based tools used by the cardiologist. In addition, our system does not require the purchase or acquisition of capital equipment by the hospital, which often requires a separate and lengthy purchase approval.

     - Multiple-Use System. The radiation source train can be reused for numerous patients, due to the long half-life of the isotope and because the source train does not come into contact with the patient's blood. As a result, inventory planning will be very straightforward, procedure costs will be attractive and last minute treatment decisions can be made.

     - Ease of Use and Accuracy of Dosing. The Beta-Cath System is a hand-held device that is easy to operate. Because of the long half-life of our radiation source, prescribed treatment times will remain constant over the approved shelf life of the isotope. Vascular brachytherapy systems that utilize short half-life isotopes are likely to require complex case-by-case dose calculations based on the current decay state of the isotope. In addition, they require frequent inventory replacement due to their short half-lives.

     - Designed for Safety. The Beta-Cath System utilizes localized beta radiation, which results in total body radiation exposure significantly less than that received during routine x-ray during PTCA or during treatment with a gamma radiation vascular brachytherapy device. Other safety mechanisms include: a closed-source train lumen, special locking mechanisms to connect the delivery catheter to the transfer device and sufficient shielding in the transfer device to protect health care workers from beta radiation exposure. In addition, the beta radiation sources are delivered and, following the administration of the prescribed dose, retrieved hydraulically in a matter of seconds, thereby minimizing exposure to adjacent tissue.

CLINICAL TRIALS

     We are currently conducting two pivotal clinical trials of the Beta-Cath
System: the Beta-Cath System Trial and the START Trial. These trials are intended to support pre-market approval applications to the FDA to market our device in the United States to reduce the incidence of coronary restenosis following PTCA, stent placement and the treatment of "in-stent" restenosis. We have also completed the BERT Trial, a feasibility study of the Beta-Cath System that was not placebo-controlled. The results of two placebo-controlled clinical trials of vascular brachytherapy devices using gamma radiation have been reported recently. The data from our BERT Trial, together with the results of the two gamma trials, suggest that vascular brachytherapy may be an effective treatment for coronary restenosis.

  Novoste Trials

     The BERT Trial. In August 1998, we reported results from a feasibility trial of our Beta-Cath System, known as the Beta Energy Restenosis Trial, or BERT Trial. The BERT Trial was conducted at two United States medical centers under an investigational device exemption granted by the FDA and at a Canadian and a European site. The purpose of the BERT Trial was to evaluate the safety and clinical feasibility of the Beta-Cath System in administering vascular brachytherapy following PTCA to patients having single-vessel de novo (previously untreated) lesions. To examine the safety of different radiation doses, we randomly assigned patients to receive a dose of 12, 14 or 16 gray. The patient follow-up dictated by the study protocol consisted of: (1) monthly telephone calls for the first six months, (2) a diagnostic angiogram at six months, and (3) future telephone follow-up at one and two years after treatment. As a feasibility study, the BERT Trial was not intended to generate statistically significant results.

     Of the 85 patients enrolled in the BERT Trial, 78 returned for an angiogram six months after the procedure and these patients exhibited a restenosis rate at the lesion site of 17% (13 patients). This represents a greater than 50% reduction in the occurrence of restenosis in patients who received treatment with the Beta-Cath System when compared to the historical control group, from the Lovastatin Restenosis Trial published in 1994, who received PTCA only and had been selected based upon inclusion and exclusion criteria similar to those utilized by us in the BERT Trial. Additionally, the data revealed a greater than 75% improvement in the "late loss index" when compared to that control group. The late loss index is a measure of how much of the artery enlargement achieved by PTCA is lost within six months of the procedure. No patients in the BERT Trial reported any complications associated with the use of the Beta-Cath System.

     In addition to the 13 patients who exhibited restenosis at the lesion site, an additional six patients exhibited vessel narrowing outside of the lesion site. In these patients, the narrowing occurred in an area at the extreme edges of the location of the radiation source train during treatment. The PTCA balloons used to treat three of these patients were longer than were allowed by the trial protocol. Two other patients appeared to experience normal disease progression in lesions, located at the edges of the radiation treatment area, that the initial PTCA procedure did not treat. The sixth patient received treatment in accordance with the protocol and experienced narrowing outside the treated lesion.

     The protocol of the BERT Trial did not include the elective use of coronary stents, but did permit the use of stents, if medically indicated, following PTCA. A subgroup of 13 patients received stents and only one patient experienced restenosis at the lesion site.

     While the results of the BERT Trial encouraged us to commence our current pivotal trials, any valid conclusion as to the safety and efficacy of the Beta-Cath System can only be drawn from larger statistically powered, placebo-controlled trials such as our current pivotal trials.

     The Beta-Cath System Trial. On July 30, 1997 we initiated our Beta-Cath System Trial, a randomized, triple-masked, placebo-controlled, multicenter human clinical trial under an investigational device exemption granted by the FDA. The Beta-Cath System Trial seeks to determine the clinical safety and efficacy of the Beta-Cath System in reducing coronary restenosis following PTCA or stent placement. We expect to enroll approximately 1,100 patients in the trial at up to 55 clinical sites, principally located in the United States. The patients are being divided into two approximately equal subgroups, one receiving PTCA alone and one receiving coronary stents in addition to PTCA. At February 1, 1999, we had enrolled 965 of the approximately 1,100 patients we anticipate enrolling in the Beta-Cath System Trial at 52 clinical sites, principally located in the United States. Patients in each subgroup of the trial receive, determined on a random basis, either vascular brachytherapy through the Beta-Cath System using a 30mm radiation source train or no vascular brachyther-apy through a placebo version of the Beta-Cath System. In both subgroups, patients who receive the beta radiation receive dosages of 14 gray for vessels ranging from 2.70 to 3.35mm and 18 gray for vessels ranging from 3.36 to 4.00mm. A telephone follow-up with patients 30 days after treatment and a follow-up angiogram eight months after the initial treatment is performed. The primary endpoint of the trial is the incidence of additional revascularization procedures. The secondary endpoints of the trial include a determination of the incidence of restenosis, a measurement of the late loss index and the frequency of major, adverse cardiac events.

     As is typical for patients receiving stent placement, the patients in the stent subgroup of the Beta-Cath Trial receive anti-platelet therapy to prevent stent thrombosis, a condition which can lead to acute closure of the treated artery. Stent thrombosis typically occurs within 30 days of treatment in a small percentage of patients receiving stent placement. To date, six patients in the Beta-Cath System Trial have experienced stent thrombosis. While this represents a normal incidence, we noted that these patients developed the condition longer after their treatment than is normally observed. As a result, in October 1998, we modified the trial protocol for the stent subgroup to extend the anti-platelet therapy from two weeks to 60 days and to provide for additional follow-up contact with these patients in the second, third and fourth months after treatment. Given that the trial is triple-masked, we will not be able to draw any conclusions from this experience until the trial is complete.

     We anticipate completion of the patient follow-up in our Beta-Cath System Trial in the fourth quarter of 1999. If the trial is successful, we intend to file during the first quarter of 2000 an application to the FDA to obtain pre-market approval to sell the Beta-Cath System in the United States.

     The START Trial. On September 21, 1998, we initiated the "STents And Radiation Trial" or START Trial, a randomized, triple-masked, placebo-controlled, multicenter human clinical trial, under an investigational device exemption granted by the FDA. The primary endpoint of this trial is the incidence of additional revascularization procedures in the previously treated artery within eight months of treatment. The START Trial seeks to determine the safety and efficacy of the Beta-Cath System in treating "in-stent" restenosis. We expect to enroll 386 patients at up to 55 clinical sites, principally located in the United States. We are dividing patients into two approximately equal subgroups, one receiving vascular brachytherapy through the Beta-Cath System and the other receiving no vascular brachytherapy through a placebo version of the Beta-Cath System. Patients who receive the beta radiation will receive dosages of 16 gray for vessels ranging from 2.70 to 3.35mm and 20 gray for vessels ranging from 3.36 to 4.00mm, slightly higher doses than those used in our Beta-Cath System Trial because of radiation shielding from stents previously implanted in a procedure unrelated to this trial. Through January 1999, the patients receiving beta radiation were treated with 30mm source trains. We are now also utilizing a 40mm source train in conjunction with longer angioplasty balloons for patients with longer lesions. A follow-up angiogram eight months after the initial treatment will be performed to observe the treated artery. The angiograms will be analyzed to determine whether there has been an incidence of restenosis and to measure the late loss index. As of February 1, 1999, we had enrolled a total of 193 patients at 36 clinical sites.

     We anticipate completion of the enrollment in the approximately 386 patient START Trial in the second quarter of 1999. After we receive the results of the follow-up angiograms on the patients, and provided the trial is successful we intend to file with the FDA an application to obtain pre-market approval to sell the Beta-Cath System in the United States to treat "in-stent" restenosis in coronary arteries.

     The trials are administered by our clinical and regulatory staff of seventeen people. We use consultants to monitor the clinical sites and to assist in training. We also have engaged an independent contract research organization and consultants to compile data from the trials and to perform statistical and reimbursement analyses.

     Various factors, including difficulties in enrolling patients and performing follow-up examinations on patients could delay completion of the trials for an indeterminate amount of time. The data from these trials, if completed, may not demonstrate safety and efficacy and may not be adequate to support our application to the FDA for pre-market approval of the Beta-Cath System. If the Beta-Cath System does not prove to be safe and effective in clinical trials, our business, financial condition and results of operations will be materially adversely affected and it could result in cessation of our business. In addition, the clinical trials may identify significant technical or other obstacles to obtaining necessary regulatory approvals.

  Vascular Brachytherapy Trials Using Gamma Radiation

     To our knowledge, third parties have completed two clinical trials of vascular brachytherapy devices to date. These trials were randomized, double-blinded, placebo-controlled trials. The results of these trials provide some preliminary validation of the efficacy of vascular brachytherapy devices in reducing the incidence of coronary restenosis following PTCA.

     The SCRIPPS Trial. The SCRIPPS trial was the first such study and the results were published in the New England Journal of Medicine in June 1997. In this trial, Dr. Paul Teirstein et al. studied the safety and efficacy of catheter-based intracoronary gamma radiation plus stenting to reduce the incidence of coronary restenosis in patients with previous restenosis. Fifty-five patients were enrolled into the study at the Scripps Clinic and received stent placement; 26 were assigned to the radiation (Iridium-192) group and 29 were assigned to the placebo group. The patients receiving radiation exhibited a restenosis rate of 17% compared to 54% in the placebo control group, or an improvement of approximately 68%. Additionally, the late loss index in the radiation group was 12% compared to 60% in the control group.

     The WRIST Trial. In the Washington Radiation for In-Stent restenosis Trial (WRIST), 130 patients with "in-stent" restenosis were randomized to receive treatment with either gamma radiation (Iridium-192) or non-radioactive placebo. The results of the WRIST trial have not yet been published but were announced by Ron Waksman, M.D., the principal investigator of the trial, at a cardiology conference held in November 1998. This trial was initiated at the Washington Hospital Center in February 1997 and completed enrollment with 100 patients with native coronary arteries and 30 patients with saphenous vein grafts from previous bypass surgeries. Angiographic follow-up at six months revealed about a 67% lower incidence of restenosis in patients receiving radiation (16%) than those who did not (48%). Similarly, the late loss index was improved from 90% in the non-irradiated group to 36% in the radiation treatment group.

     The principal investigators of these trials are investigators in Novoste's current pivotal trials.

     We were not involved in the SCRIPPS trial or WRIST trial and the information set forth above is based solely on the results reported by the principal investigators of those trials. We cannot be sure that the reported results are accurate or complete or that results from gamma vascular brachytherapy devices will bear any correlation to results of trials using beta vascular brachytherapy devices, including the results from our current pivotal trials.

PRODUCT DEVELOPMENT

     Research and development activities are performed by a 20-person product-development team. We have also retained consultants to assist in many research and development activities, including design and manufacture of the Beta-Cath System, monitoring the clinical trials relating to the Beta-Cath System and advising in key aspects of radiation health physics and dosimetry.

     The focus of our current development efforts is the design of future generation components of the Beta-Cath System. We intend to introduce a delivery catheter with a smaller outer diameter so that arteries smaller than 2.70mm can be treated, thereby expanding our market opportunity into smaller coronary vessels. Likewise, we anticipate modifying the transfer device to have a more ergonomic design and to incorporate additional features. Additional future development efforts will focus on modifying the Beta-Cath System for use in peripheral applications, such as arterial-venous shunts and the femoral arteries. In addition, the capability of further modifying the length of the radiation-source trains to correspond with varying lesion lengths, and the corresponding injury lengths caused by varying length balloons used during PTCA, is potentially a desired feature of future systems. There can be no assurance that we will be successful in developing these or other products.

     Research and development expenses for the years ended December 31, 1998, 1997, and 1996 were approximately $21.1 million, $12.9 million, and $4.6 million, respectively.

MARKETING AND DISTRIBUTION

     We anticipate marketing the Beta-Cath System through a direct sales force in the United States and in the larger European markets and to use distributors in other markets. We believe such a combination of direct sales force and distributors will be cost effective, can be implemented quickly, and will enable us to capitalize on local marketing expertise in each country.

     If marketing approval in the United States is obtained, we initially plan to focus our marketing efforts on the top tier of approximately 200 high-volume hospitals and on leading interventional cardiologists and radiation oncologists at those institutions. Through this effort we will initially aim to identify well-respected clinical supporters for the Beta-Cath System and to leverage their reputation in the clinical community to generate wider utilization. We will also conduct seminars to educate and train physicians about the Beta-Cath System, which we believe, will be a key factor in encouraging physicians to use our products. We believe that we can market the Beta-Cath System to these hospitals and cardiologists and radiation oncologists with a moderately-sized, focused direct-sales organization, initially consisting of approximately 18 to 24 sales representatives, augmented by clinical specialists.

     In August 1998 we received CE mark approval to commercialize the Beta-Cath System in Europe and recorded our first sale in December 1998. We believe that we are the only company that has CE mark approval for an intracoronary radiation device. We are actively recruiting a direct sales force for the larger European markets as well as independent distributors for other international markets. We will operate under written distribution agreements with our distributors. Distributors generally will have the exclusive right to sell our products within a defined territory. These distributors also typically market other medical products, although we will seek to obtain covenants from our distributors prohibiting them from marketing medical devices that compete directly with the Beta-Cath System. Our distributors will purchase our products at a discount from the end user list price and resell the products to hospitals and clinics. The distributor and end-user prices vary from country to country. We currently have nine employees based in Europe directly involved with developing sales in Europe. We also are currently conducting a 200 patient multicenter trial in Europe intended to enhance market acceptance of the Beta-Cath System among physicians and to collect additional clinical data.

     For each geographic market, we intend to select an established market leader in the radio isotope business to calibrate, test, inventory and deliver the radiation sources and to provide related licensing assistance, customer support and disposal services to the purchasing hospital. There can be no assurance that we will be able to secure arrangements with international distributors or radio isotope providers on satisfactory terms, or at all. See "Government Regulation."

MANUFACTURING, SOURCES OF SUPPLY AND SCALE-UP

     Our manufacturing operations are required to comply with the FDA's quality system regulations, which will include an inspection of our manufacturing facilities prior to pre-market approval. In addition, certain international markets have quality assurance and manufacturing requirements that may be more or less rigorous than those in the United States. Specifically, we are subject to the compliance requirements of ISO 9001 certification and CE mark directives in order to produce products for sale in Europe. We received ISO 9001/EN 46001 certification from our European notified body in April 1998. We are subject to periodic inspections by regulatory authorities to ensure such compliance. See "Government Regulation."

     We conduct quality audits of suppliers and we are establishing a vendor certification program. All suppliers of components must also be in compliance with Novoste's and the FDA's quality system regulations.

     We have no experience manufacturing our products in the volumes that will be necessary for us to achieve significant commercial sales. We may not be successful in establishing or maintaining reliable, high volume manufacturing capacity at commercially reasonable costs. If we received FDA clearance or approval for the Beta-Cath System, we will need to expend significant capital resources and develop manufacturing expertise to establish large scale manufacturing capabilities. Manufacturers often encounter difficulties in scaling up production of new products, including problems involving production yields, quality control and assurance, component supply shortages, shortages of qualified personnel, compliance with FDA regulations and the need for further FDA approval of new manufacturing processes. In addition, we believe that substantial cost reductions in our manufacturing operations will be required for us to commercialize our catheters and system on a profitable basis. Our inability to establish and maintain large scale manufacturing capabilities would have a material adverse effect on our business, financial condition and results of operations.

  Single-Source Supplier of Beta Radiation Source Trains

     We have obtained all of our requirements for our beta radioactive sources to date pursuant to an agreement with a single supplier, Bebig Isotopentechnik und Umweltdiagnostik GmbH, a German corporation and a related option agreement to purchase assets. Under the supply agreement, we advanced Bebig a monthly investment grant of 100,000 Deutsche Marks (approximately $60,000) for a period of 15 months from November 1996 through January 1998 to equip a new production line for the exclusive production of radioactive sources for us. These grants totaled 1.5 million DM (approximately $900,000). In June 1997 we also made a milestone payment of 617,000 DM (approximately $360,000) and a further payment of 737,000 DM (approximately $430,000) in March 1998 upon Bebig meeting certain production milestones. In addition, we made a 700,000 DM (approximately $414,000) payment in November 1998 and are obligated to make a final 300,000 DM (approximately $178,000) payment in March 1999, which has been accrued at December 31, 1998, relating to cost overruns on the new production line, which became operational in October 1998. All payments to Bebig have been expensed as research and development.

     Our supply agreement with Bebig has an initial term ending in November 2000. Under the supply agreement, Bebig has agreed not to sell, lease, license or otherwise transfer radioactive Strontium 90 sources to any other party for use in treatment of restenosis. We, in turn, have agreed not to purchase, lease, or otherwise acquire directly or indirectly more than 30% of our annual requirement for radioactive sources of "like" isotope for use in the treatment of restenosis from any other party. Bebig is required to comply with various regulatory requirements with respect to the supply of radiation sources. Bebig has agreed to manufacture radioactive sources at an agreed-upon base price. Bebig also has agreed to grant us an exclusive, worldwide, fully-paid license to use inventions, improvements or discoveries Bebig may make relating to vascular brachytherapy devices. We, in turn, have agreed to grant a similar license to Bebig relating to any inventions, improvements or discoveries we may make relating to sealed radioactive sources, provided Bebig does not use those inventions, improvements or discoveries for vascular brachytherapy applications. In view of the technical expertise and capital investment required to manufacture the radioactive sources and the limited number of manufacturers of Strontium 90, it would be difficult to find an alternate source of supply without significant lead time. Our business, results of operations and financial condition could be materially adversely affected by Bebig's failure to provide us with beta isotopes on a timely basis during the term of the agreement or by our inability to obtain an alternative source of supply on a timely basis and on terms satisfactory to us following any termination of the agreement. In addition, portions of the process used to manufacture the materials may be proprietary to Bebig.

     On July 23, 1998, we executed a further amendment to our agreements with Bebig, whereby we received a lien on all tangible and intangible assets used by Bebig in the design and manufacture of the Strontium 90 radioactive sources. In addition, under that amendment, we have exercised our option to purchase the tangible assets, and obtain a fully paid license to all intellectual property used in the manufacture of the radioactive sources, for $4,019,400. The purchase price is payable in the form of a license fee payable on a per train basis over four years commencing in 1998, though we have no obligation to purchase any units after the expiration or termination of the supply agreement. These license payments aggregated $30,800 in 1998 and have been recorded as inventory costs. In the event we do not pay the full purchase price for the assets before September 1, 2002, Bebig will have no obligation to make any of its know-how or technology available to us or any other source of supply. We are also obligated to pay Bebig the cost (not to exceed 500,000 DM, or approximately $300,000) to decontaminate its Strontium 90 line assets under certain circumstances.

  Supply of Other Components by Third Parties

     We currently rely on third party manufacturers for the supply of the hand-held transfer device, the catheter and other components of our Beta-Cath System. The supply of these components requires a long lead time. In addition, we could not establish quickly additional or replacement suppliers or internal manufacturing capabilities for these components. An existing vendor's failure to supply components in a timely manner or our inability to obtain these components on a timely basis from another supplier could have a material adverse effect on our ability to manufacture the Beta-Cath System and, therefore, on our ability to market the Beta-Cath System.

PATENTS AND PROPRIETARY TECHNOLOGY

     Our policy is to protect our proprietary position by, among other methods, filing United States and foreign patent applications. On November 4, 1997 we were issued United States Patent No. 5,683,345 on the Beta-Cath System. We also have filed a related United States continuation-in-part application (which is jointly owned by us and Emory University), and have additional United States applications pending covering aspects of our Beta-Cath System. The United States Patent and Trademark Office has indicated that certain claims pending in the United States continuation-in-part application and in another application are allowable. With respect to United States Patent No. 5,683,345, the continuation-in-part and our other pending United States patent applications, we have filed, or will file in due course, counterpart applications in the European Patent Office and certain other countries.

     Like other firms that engage in the development of medical devices, we must address issues and risks relating to patents and trade secrets. United States Patent No. 5,683,345 may not offer any protection to us because competitors may be able to design functionally equivalent devices that do not infringe this patent. It may also be reexamined, invalidated or circumvented. In addition, claims under our other pending applications may not be allowed, or if allowed, may not offer any protection or may be reexamined, invalidated or circumvented. In addition, competitors may have or may obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products in either the United States or international markets.

     We received a letter from NeoCardia, L.L.C., dated July 7, 1995, in which NeoCardia notified us that it was the exclusive licensee of United States Patent No. 5,199,939, or the Dake patent, and requested that we confirm that our products did not infringe the claims of the Dake patent. On August 22, 1995 our patent counsel responded on our behalf that we did not infringe the Dake patent.

     The United States Patent and Trademark Office later reexamined the Dake patent. In the reexamination proceeding some of the patent claims were amended and new claims were added. We have concluded, based upon advice of patent counsel, that our Beta-Cath System would not infringe any claim of the Dake patent as reexamined.

     In May 1997 Guidant acquired NeoCardia together with the rights under the Dake patent. Guidant is attempting to develop and commercialize products that may compete with the Beta-Cath System and has significantly greater capital resources than the company. Guidant may sue for patent infringement in an attempt to obtain damages from us and/or injunctive relief restraining us from commercializing the Beta-Cath System in the United States. If Guidant were successful in any such litigation, we might be required to obtain a license from Guidant under the Dake patent to market the Beta-Cath System in the United States, if such license were available, or be prohibited from selling the Beta-Cath System in the United States. Any of these actions could have a material adverse effect on our business, financial condition and results of operations, or could result in cessation of our business.

     We have two versions of our delivery catheter: a "rapid exchange" catheter and an "over the wire" catheter. As a result of certain United States patents held by other device manufacturers covering "rapid exchange" catheters, we currently intend to sell the "over the wire" version of our delivery catheter in the United States.

     The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. Companies in the medical device industry have employed intellectual property litigation to gain a competitive advantage. There can be no assurance that we will not become subject to patent-infringement claims or litigation or interference proceedings declared by the United States Patent and Trademark Office to determine the priority of inventions. The defense and prosecution of intellectual property suits, or interference proceedings and related legal and administrative proceedings are both costly and time-consuming. Litigation may be necessary to enforce our patents, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings will result in substantial expense to us and significant diversion of effort by our technical and management personnel. An adverse determination in litigation or interference proceedings to which we may become a party could subject us to significant liabilities to third parties, require us to seek licenses from third parties, require us to redesign our products or processes to avoid infringement or prevent us from selling our products in certain markets, if at all. Although patent and intellectual property disputes regarding medical devices have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include significant ongoing royalties. Furthermore, there can be no assurance that the necessary licenses would be available to us on satisfactory terms, if at all, or that we could redesign our products or processes to avoid infringement. Any adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business, financial condition and results of operations.

     Patent applications in the United States are maintained in secrecy until patents issue, and patent applications in foreign countries are maintained in secrecy for a period after filing. Publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries and the filing of related patent applications. Patents issued and patent applications filed relating to medical devices are numerous. Accordingly, there can be no assurance that current and potential competitors, many of which have substantial resources and have made substantial investments in competing technologies, or other third parties have not or will not file applications for, or have not or will not receive, patents and will not obtain additional proprietary rights relating to products made, used or sold or processes used or proposed to be used by us.

     We have developed certain of our patent and proprietary rights relating to the Beta-Cath System in conjunction with Emory University Hospital, a leader in the research of intravascular radiation therapy. To obtain the exclusive rights to commercialize the Beta-Cath System for the treatment of restenosis, we entered into a license agreement with Emory. Under this agreement, Emory assigned to us all of Emory's rights to one pending United States patent application and exclusively licensed to us its rights under another United States application and related technology. Emory made no representation or warranty with respect to its ownership of the assigned patent application, and made only limited representations as to its ownership of the licensed patent application and related technology. Under the agreement Emory will be entitled to royalty payments based upon net sales of the Beta-Cath System. The term of the agreement runs through the later of (i) the date the last patent covered by the agreement expires or (ii) January 2016 (unless earlier terminated as provided in the agreement). Any inventions developed jointly by our personnel and Emory during the term of the license agreement are owned jointly by Emory and us. If Emory terminated the agreement as a result of our failure to pay such royalties or any other breach of our obligations under such agreement, our rights to use jointly owned patents (including any patent issuing from the continuation-in-part application which has been filed) would become non-exclusive and we would have no rights to use future patents owned exclusively by Emory. In addition, if we breach our obligations under the license agreement, we could be required by Emory to cooperate in licensing the pending jointly-owned United States patent application and our foreign counterparts to third parties so that they would be able to commercialize and sell the Beta-Cath System.

     All of the physicians on staff at Emory who were involved in the development of the Beta-Cath System, including Spencer B. King III, M.D., have assigned their rights in the technology, if any, to Emory and/or us. In addition, we have entered into a license agreement with Dr. King. Under the terms of this agreement, Dr. King is entitled to receive a royalty on the net sales of the Beta-Cath System (excluding consideration paid for the radioactive isotope), subject to a maximum of $5,000,000.

     We employ a full time manager of intellectual property to prepare invention records and to coordinate the prosecution of new intellectual property. We typically obtain confidentiality and invention assignment agreements in connection with employment, consulting and advisory relationships. These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual's relationship with us, is to be kept confidential and not disclosed to third parties, except in specific circumstances. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for us in the event of unauthorized use, transfer or disclosure of such information or inventions.

     Furthermore, no assurance can be given that competitors will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our proprietary technology, or that we can meaningfully protect our rights in unpatented proprietary technology.

COMPETITION; RAPID TECHNOLOGICAL CHANGE

     Competition in the medical device industry, and specifically the markets for cardiovascular devices, is intense and characterized by extensive research and development efforts and rapidly advancing technology. New developments in technology could render vascular brachytherapy generally or the Beta-Cath System in particular noncompetitive or obsolete.

     Vascular brachytherapy may compete with other treatment methods designed to improve outcomes from coronary artery procedures that are well established in the medical community, such as coronary stents. Stents are the predominant treatment currently utilized to reduce the incidence of coronary restenosis following PTCA and were used in approximately 60% of all PTCA procedures performed worldwide in 1998. Manufacturers of stents include Johnson & Johnson, Medtronic, Inc., Guidant Corporation and Boston Scientific Corporation. Stent manufacturers often sell many products used in the cath lab and, as discussed below, certain of these companies are developing vascular brachytherapy devices.

     Other devices under development that use vascular brachytherapy, include:

     - a radioactive-tipped guidewire;

     - a radioactive stent; and

     - a radioactive fluid-filled balloon.

In addition, the radiation sources being developed by our competition vary between gamma, beta and x-ray.

     The most advanced competitive approach is represented by the radioactive guidewire, as we are aware of three companies which are in the pivotal clinical trial stage in the United States. Johnson & Johnson has completed patient enrollment into its trial, the Gamma One trial, whose purpose is to assess the use of Best Medical International's manually advanced gamma wire in treating "in-stent" restenosis. The U.S. Surgical division of Tyco International Ltd. is investigating its gamma wire/afterloader system in an "in-stent" restenosis trial called the ARTISTIC Trial. Lastly, Guidant is currently evaluating its beta wire/afterloader system in the INHIBIT Trial, also for "in-stent" restenosis. Boston Scientific, through its Schneider AG subsidiary, is also developing a beta wire/afterloader system which is under investigation in Europe and in a pilot study in the United States.

     Most of the radioactive guidewires are used in conjunction with an afterloader, a specialized piece of equipment that is typically computer controlled. It is used to automatically calculate treatment times, control movement of the guidewire, and to store and shield the guidewire when not in use. This equipment is large, complex, and expensive. Guidewires with gamma-emitting radioactive tips have been used for some time in cancer therapy. Gamma radiation is significantly more penetrating and therefore more hazardous to use than beta radiation. For example, health care workers must leave the cath lab during administration of gamma radiation to ensure their safety by limiting their ongoing exposure to gamma radiation. In addition, gamma radiation impacts patient tissue beyond the treatment site.

     We are also aware of one company, Isostent, Inc., which is developing a radioactive stent. In theory, such a stent would address hyperplasia in addition to elastic recoil and vascular remodeling. However, feasibility clinical studies published to date have not demonstrated improvements in coronary restenosis. The issues appear to be the inability of the stent to effectively treat areas of the artery beyond the ends of the stent and the difficulty in optimizing the dose of a short half-life device which is permanently implanted. From a logistical perspective, hospitals may have difficulty in keeping an inventory of stents that have sufficient radioactivity at the time of implant due to the short shelf life of stents impregnated with short half-life isotopes.

     Radioactive fluid filled balloon catheters have been investigated in small pilot clinical studies, and very little clinical data is currently available. Mallinckrodt, Inc., Tyco International Ltd., and Guidant are known to have active development projects in this area. This approach would involve injecting a short half-life radioactive liquid down a catheter to inflate a balloon. The disadvantages of this approach include the risks of fluid leaks inside the cath lab, balloon rupture, the need to fractionate dosing to prevent ischemia, and the disposal of the catheter which has been contaminated with radioactive material.

     Many of our competitors and potential competitors have substantially greater capital resources than we do and also have greater resources and expertise in the areas of research and development, obtaining regulatory approvals, manufacturing and marketing. We cannot assure you that competitors and potential competitors will not succeed in developing, marketing and distributing technologies and products that are more effective than those we will develop and market or that would render our technology and products obsolete or noncompetitive. Additionally, many of the competitors have the capability to bundle a wide variety of products in sales to cath labs. We may be unable to compete effectively against such competitors and other potential competitors in terms of manufacturing, marketing and sales.

     Any product we develop that gains regulatory clearance or approval will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, we expect the relative speed with which we can develop products, gain regulatory approval and reimbursement acceptance and supply commercial quantities of the product to the market to be an important competitive factor. In addition, we believe that the primary competitive factors for products addressing restenosis include safety, efficacy, ease of use, reliability, suitability for use in cath labs, service and price. We also believe that physician relationships, especially relationships with leaders in the interventional cardiology community, are important competitive factors. Although we believe that we are the first in the United States to have initiated an FDA-approved human clinical trial of a radiation system for reducing the incidence of restenosis, we may not be the first to market such a system in the United States or to market such a system effectively.

GOVERNMENT REGULATION

  United States

     Our Beta-Cath System is regulated in the United States as a medical device. As such, we are subject to extensive regulation by the FDA and by foreign governments. The FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing approvals, a recommendation by the FDA that we not be permitted to enter into government contracts, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed.

     In the United States, medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and efficacy. Under FDA regulations Class I devices are subject to general controls (for example, labeling, pre-market notification and adherence to quality system regulations) and Class II devices are subject to general and special controls (for example, performance standards, patient registries, and FDA guidelines). Generally, Class III devices are those that must receive pre-market approval by the FDA after evaluation of their safety and efficacy (for example, life-sustaining, life-supporting and implantable devices, or new devices that have not been found substantially equivalent to other Class II legally marketed devices). The Beta-Cath System is a Class III device, which will require the FDA's pre-market approval prior to its commercialization.

     A pre-market application must be supported by valid scientific evidence, which typically includes extensive data, including preclinical and human clinical trial data to demonstrate safety and efficacy of the device. If human clinical trials of a device are required and the device presents a "significant risk," the sponsor of the trial, usually the manufacturer or the distributor of the device, is required to file an investigational device exemption application with the FDA prior to commencing human clinical trials. The investigational device exemption application must be supported by data, typically including the results of animal and laboratory testing. If the investigational device exemption application is approved by the FDA and one or more appropriate Institutional Review Boards, or "IRBs," human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA.

     The pre-market approval application must also contain the results of all-relevant bench tests, laboratory and animal studies, a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission should include the proposed labeling, advertising literature and training methods (if required). Upon receipt of a pre-market approval application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit such substantive review. If the FDA determines that the pre-market approval application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing and begin an in-depth review of the pre-market approval application. An FDA review of a pre-market approval application generally takes one to two years from the date the pre-market approval application is accepted for filing, but may take significantly longer. The review time is often significantly extended by the FDA asking for more information or clarification of information previously submitted. During the review period an advisory committee, primarily comprised of clinicians, will likely be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. The FDA is not bound by those recommendations. During the review process of the pre-market approval application, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with the applicable good manufacturing practices requirements. To date, the FDA has not inspected our current compliance with quality system regulations with respect to the Beta-Cath System.

     If the FDA's evaluations of the pre-market approval application is favorable, the FDA will either issue an approval letter or an "approvable letter," containing a number of conditions which must be satisfied in order to secure the final approval of the pre-market approval application. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a letter approving a pre-market approval application authorizing commercial marketing of the device for certain indications. If the FDA's evaluation of the pre-market approval application or manufacturing facilities is not favorable, the FDA will deny approval of the pre-market approval application or issue a "not approvable letter." The FDA may also determine that additional clinical trials are necessary, in which case approval of the pre-market approval application could be delayed for several years while additional clinical trials are conducted and submitted in an amendment to the pre-market approval application.

     We are currently conducting two pivotal trials of the Beta-Cath System under an investigational device exemption granted by the FDA. There can be no assurance as to when, or if, we will complete the enrollment for our current pivotal clinical trials or that data from such trials, if completed, will be adequate to support approval of a pre-market approval application.

     The process of obtaining a pre-market approval and other required regulatory approvals can be expensive, uncertain and lengthy, and there can be no assurance that we will ever obtain such approvals. At the earliest, we do not anticipate filing pre-market approval applications for the Beta-Cath System until the first quarter 2000, and do not anticipate receiving a pre-market approval for the system until at least one year after such pre-market approval application is accepted for filing, if at all. There can be no assurance that the FDA will act favorably or quickly on any of our submissions to the FDA. We may encounter significant difficulties and costs in our efforts to obtain FDA approval that could delay or preclude us from selling our products in the United States. Furthermore, the FDA may request additional data or require that we conduct further clinical studies, causing us to incur substantial cost and delay. In addition, the FDA may impose strict labeling requirements, onerous operator training requirements or other requirements as a condition of our pre-market approval, any of which could limit our ability to market our systems. Labeling and marketing activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. FDA enforcement policy strictly prohibits the marketing of FDA cleared or approved medical devices for unapproved uses. Further, if a company wishes to modify a product after FDA approval of a pre-market approval, including any changes that could affect safety or efficacy, additional clearances or approvals will be required by the FDA. Such changes include, but are not limited to: new indications for use, the use of a different facility to manufacture, changes to process or package the device, changes in vendors to supply components, changes in manufacturing methods, changes in design specifications and certain labeling changes. Failure to receive or delays in receipt of FDA clearance or approvals, including the need for additional clinical trials or data as a prerequisite to clearance or approval, or any FDA conditions that limit our ability to market our systems, could have a material adverse effect on our business, financial condition and results of operations.

     Any products we manufacture or distribute pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their establishments and list their devices with the FDA and certain state agencies, and are subject to periodic inspections by the FDA and those state agencies. The FDA requires devices to be manufactured in accordance with quality system regulations, which impose certain procedural and documentation requirements upon us with respect to manufacturing and quality-assurance activities. Other applicable requirements include the FDA's medial device reporting regulations, which will require that we provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of our marketed devices, as well as product malfunctions that would likely cause or contribute to a death or serious injury if the malfunction were to recur. Failure to meet these pervasive FDA requirements could subject us and/or our employees to injunction, prosecution, civil fines, seizure or recall of products, prohibition of manufacturing, distribution, sales or marketing or suspension or withdrawal of any previously granted approvals.

     Our business involves the manufacture, distribution, use and disposal of Strontium 90 (Strontium/ Yttrium), the beta-emitting radioisotope utilized in the Beta-Cath System's radiation source train. Accordingly, manufacture, distribution, use and disposal of the Beta-Cath System will also be subject to federal, state and/or local laws and regulations relating to the use and handling of radioactive materials. Specifically, we must obtain approval from the State of Georgia Department of Natural Resources to commercially distribute our radiation sources to licensed recipients in the United States. In addition, we must obtain a license from the NRC to commercially distribute such radiation sources as well as to comply with all applicable regulations. We and/or our supplier of radiation sources must also comply with NRC and United States Department of Transportation regulations on the labeling and packaging requirements for shipment of radiation sources to hospitals or other users of the Beta-Cath System. Further, hospitals in the United States are required to expand their licenses to hold, handle and use Strontium 90 prior to receiving and using our Beta-Cath System.

     During the course of our Beta-Cath System Trial, there were two incidents in which there was a delay in retrieval of the radiation source train from the target site. In one incident, an over-tightened valve on the catheter delayed return of the source train and in the other incident there was insufficient fluid left in the syringe to power the hydraulic retrieval of the radiation source train. In March 1998, the NRC notified medical licensees of these incidents, but required no specific action or written response by us or any other third party. While the NRC made recommendations in this notice, Novoste believes that substantially all of these recommendations had already been incorporated into the trial protocol.

     We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire-hazard control and disposal of hazardous or potentially hazardous substances. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations now or in the future, or that such laws or regulations will not have a material adverse effect upon our ability to do business.

     Changes in existing requirements or adoption of new requirements or policies could adversely affect our ability to comply with regulatory requirements. Our failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition or results of operations. There can be no assurance that we will not be required to incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect upon our business, financial condition or results of operations.

  International

     In order for us to market the Beta-Cath System in Europe, Japan and certain other foreign jurisdictions, we must obtain and retain required regulatory approvals and clearances and otherwise comply with extensive regulations regarding safety and manufacturing processes and quality. These regulations, including the requirements for approvals or clearance to market and the time required for regulatory review, vary from country to country, and in some instances within a country. There can be no assurance that we will obtain regulatory approvals in such countries or that we will not be required to incur significant costs in obtaining or maintaining our foreign regulatory approvals. Delays in receipt of approvals to market our products, failure to receive these approvals or future loss of previously received approvals could have a material adverse effect on our business, financial condition, and results of operations.

     The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA approval, and the requirements may differ. Europe has promulgated rules that require that medical products sold after June 15, 1998 must have CE mark status, an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. We received the CE mark in August 1998, which allows us to sell our Beta-Cath System in Europe. Although European directives are intended to ensure free movement within Europe of medical devices that bear the CE mark, some European countries have imposed additional requirements for approvals or pre-market notifications. In addition, regulatory authorities in European countries can demand evidence on which conformity assessments for CE-marked devices are based and in certain circumstances can prohibit the marketing of products that bear the CE mark. Many European countries maintain systems to control the purchase and reimbursement of medical equipment under national health care programs, and the CE mark does not affect these systems. The Company's products have not received regulatory approval in Japan nor have they been approved for government reimbursement in Japan.

     In addition, there are generally foreign regulatory barriers other than pre-market approval (including separate regulations concerning the distribution, use, handling and storage of radiation sources), and the export of devices must be in compliance with FDA regulations. The sale of the Beta-Cath System outside the United States is subject to radiation regulatory requirements that vary from country to country and sometimes vary within a given country. Generally, each country has a national regulatory agency responsible for regulating the safe practice and use of radiation in its jurisdiction. In addition, each hospital desiring to use the Beta-Cath System is generally required to amend its license to hold, handle and use the Strontium 90 sources in our device. Generally, these licenses are specific to the amount and type of radioactivity utilized. In addition, generally the use of a radiation source by a physician, either for a diagnostic or therapeutic application, also requires a license, which again is specific to the isotope and the clinical application.

     Obtaining any of the foregoing radiation-related approvals and licenses can be complicated and time consuming. If we or any hospital or physician is significantly delayed in obtaining any of the foregoing approvals or any of those approvals are not obtained, our business, financial condition and results of operations could be materially adversely affected.

THIRD-PARTY REIMBURSEMENT

     We expect that our sales volumes and prices of our products will be heavily dependent on the availability of reimbursement from third-party payors and that individuals may not be willing or able to pay directly for the costs associated with the use of our products. Our products typically are purchased by clinics and hospitals, which bill various third-party payors, such as governmental programs and private insurance plans, for the healthcare services provided to their patients. Third-party payors carefully review and increasingly challenge the prices charged for medical products and services. Reimbursement rates from private companies vary depending on the procedure performed, the third-party payor, the insurance plan, and other factors. Medicare reimburses hospitals a prospectively determined fixed amount for the costs associated with an in-patient hospitalization based on the patient's discharge diagnosis, and reimburses physicians a prospectively determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and unrelated to the specific devices used in that procedure. Medical and other third-party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products.

     The FDA has classified the Beta-Cath System as an experimental device and accordingly its use in the human clinical trials in the United States is not reimbursable under the Medicare program or by private insurers until after the pre-market approval is achieved, if ever. The classification of the Beta-Cath System as experimental has materially increased the costs of conducting clinical trials in the United States, and such costs have had a material effect on our business, financial condition and results of operations.

     In international markets, market acceptance of the Beta-Cath System may be dependent in part upon the availability of reimbursement within the prevailing healthcare payment systems. Reimbursement systems vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. In foreign markets, reimbursement is obtained from a variety of sources, including government sponsored healthcare and private health insurance plans. Countries with government sponsored healthcare, such as the United Kingdom, have a centralized, nationalized healthcare system. New devices are brought into the system through negotiations between departments at individual hospitals at the time of budgeting. In most foreign countries, there are also private insurance systems that may offer payments for alternative therapies. Although not as prevalent as in the United States, health maintenance organizations are emerging in certain European countries. We will seek international reimbursement approvals, although there can be no assurance that any such approvals will be obtained in a timely manner or at all. Failure to receive international reimbursement approvals could have an adverse effect on market acceptance of our products in the international markets in which such approvals are sought.

     We believe that reimbursement in the future will be subject to increased restrictions such as those described above, both in the United States and in foreign markets. We believe that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products we offer. There can be no assurance as to either United States or foreign markets that third-party reimbursement and coverage will be available or adequate, that current reimbursement amounts will not be decreased in the future or that future legislation, regulation, or reimbursement policies of third-party payors will not otherwise adversely affect the demand for our products or our ability to sell our products on a profitable basis, particularly if our system is more expensive than competing products or procedures. If third-party payor coverage or reimbursement is unavailable or inadequate, our business, financial condition, and results of operations could be materially adversely affected.

PRODUCT LIABILITY AND INSURANCE

     Our business entails the risk of product liability claims. Although we have not experienced any product liability claims to date, there can be no assurance that such claims will not be asserted or that we will have sufficient resources to satisfy any liability resulting from such claims. The Company maintains product liability insurance with coverage of an annual aggregate maximum of $8 million. There can be no assurance that product liability claims will not exceed such insurance coverage limits, that such insurance will continue to be available on commercially reasonable terms or at all, or that a product liability claim would not materially adversely affect our business, financial condition or results of operations.

EMPLOYEES AND CONSULTANTS

     As of December 31, 1998 we directly employed 89 full-time individuals. Most of our employees have prior experience with medical device or pharmaceutical companies. We believe that we maintain good relations with our employees. None of our employees is represented by a union or covered by a collective bargaining agreement. Our success will depend in large part upon our ability to attract and retain qualified employees. We face competition in this regard from other companies, research and academic institutions and other organizations.

     We maintain continuing relationships with a number of independent consultants that have contributed to the development of our products and work on specific development projects. These relationships are integral to our continued success and the generation of new products from the research and development departments.

ADDITIONAL RISK FACTORS


DEPENDENCE ON THE SUCCESSFUL DEVELOPMENT AND COMMERCIALIZATION OF THE BETA-CATH SYSTEM

     We have not yet successfully commercialized any product in the United States and have only recently started to sell the Beta-Cath System in Europe. We anticipate that for the foreseeable future we will be solely dependent on the successful development and commercialization of the Beta-Cath System. Our failure to commercialize the Beta-Cath System would have a material adverse effect on our business, financial condition and results of operations.

     The Beta-Cath System will require further development and clinical testing, as well as regulatory approval, before we can market it in the United States. Our development efforts and clinical testing may not be successful. In addition, we may be unable to:

          - Show the safety and efficacy of the Beta-Cath System in placebo-controlled human clinical trials;

          - Obtain regulatory approval of the Beta-Cath System;

          - Manufacture the Beta-Cath System in commercial quantities at acceptable costs;

          - Gain any significant degree of market acceptance of the Beta-Cath System among physicians, patients and health care payors; or

          - Demonstrate that the Beta-Cath System is an attractive and cost-effective alternative or complement to other procedures, including coronary stents and competing vascular brachytherapy devices.

     Commercialization of the Beta-Cath System in Europe is subject to certain additional risks. Physicians in Europe are generally less receptive to and slower to adopt new medical devices and technologies than physicians in the United States due to various factors, including the influence of national health care policies and reimbursement strategies of health care payors. We may never achieve significant revenue from sales in Europe or ever achieve or sustain profitability in our European operations.

     Because the Beta-Cath System is our sole near-term product focus, we could be required to cease operations if it is not successfully developed or commercialized.

LIMITED OPERATING HISTORY; HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES THROUGH AT LEAST THE YEAR 2000

     We have a limited history of operations. Since our inception in May 1992, we have been primarily engaged in developing and testing our Beta-Cath System. We have generated only limited revenue and do not have experience in manufacturing, marketing or selling our products in quantities necessary for achieving profitability.

     At December 31, 1998, we had accumulated a deficit of approximately $52.3 million since our inception in 1992. The commercialization of the Beta-Cath System and other new products, if any, will require substantial additional development, clinical, regulatory, manufacturing, sales and marketing and other expenditures. We expect our operating losses to continue through at least 2000 as we continue to expand our product development, clinical trials and marketing efforts. We may never commercialize the Beta-Cath System or any other product or achieve profitability.

EARLY STAGE OF CLINICAL TESTING OF BETA-CATH SYSTEM; NO ASSURANCE OF ITS SAFETY AND EFFICACY

     The safety and efficacy of the Beta-Cath System or of any beta vascular brachytherapy device has not been determined in a placebo-controlled, pivotal trial. We are currently conducting multi-center human clinical trials of the Beta-Cath System to determine its safety and efficacy. At February 1, 1999, we had enrolled 965 of the approximately 1,100 patients we anticipate enrolling in the Beta-Cath System Trial and 193 of the approximately 386 patients we anticipate enrolling in the START Trial. These multi-center trials require follow-up examinations with patients after eight months. It is only after completion of one of these trials that we would apply for the regulatory approvals required to commence marketing the Beta-Cath System in the United States. Various factors, including difficulties in enrolling patients and performing follow-up examinations on patients could delay completion of either trial for an indeterminate amount of time. The data from these trials, if completed, may not demonstrate safety and efficacy of the Beta-Cath System and may not be adequate to support our application to the FDA for pre-market approval. If the Beta-Cath System does not prove to be safe and effective in clinical trials, our business, financial condition and results of operations will be materially adversely affected and we could be required to cease our operations. In addition, the clinical trials may identify significant technical or other obstacles to obtaining necessary regulatory approvals. Because vascular brachytherapy in human coronary arteries is a relatively new treatment, the long-term effects on patients are not known and likely will not be known for several years. As a result, even if our current clinical trials indicate the Beta-Cath System is safe and effective over an eight-month period, we cannot be sure that the Beta-Cath System will be safe and effective over the long term.

UNCERTAINTY OF MARKET ACCEPTANCE OF VASCULAR BRACHYTHERAPY AND THE BETA-CATH SYSTEM

     Even if we obtain regulatory approvals and reimbursement from third party payors for the use of the Beta-Cath System, our device may not gain any significant degree of market acceptance among physicians and patients. Vascular brachytherapy is a new treatment method and has not been used to any significant extent by physicians outside the context of clinical trials. We believe that physicians' acceptance of vascular brachytherapy generally and the Beta-Cath System in particular will be essential for our operations and we may not obtain this acceptance. Even if we establish clinical efficacy of the Beta-Cath System, cardiologists, radiation oncologists and other physicians may elect not to recommend vascular brachytherapy generally or the Beta-Cath System in particular. Even if recommended, physicians may not utilize the Beta-Cath System in a sufficient number of procedures to generate significant revenues or to enable us to operate profitably. In addition, market acceptance of our device could be hindered because using the Beta-Cath System currently requires the participation not only of an interventional cardiologist, but also a radiation oncologist appropriately credentialed to administer our beta radiation source train.

LIMITED SALES, MARKETING AND DISTRIBUTION EXPERIENCE

     At present we have limited sales and marketing capability. We intend to sell our products directly in the United States and the larger markets in Europe and through international distributors in other markets. We may not be able to recruit and train adequate sales and marketing personnel to successfully commercialize the Beta-Cath System in the United States and internationally. The inability to recruit or retain suitable international distributors could also have a material adverse effect on our business, financial condition and results of operations. We intend to contract with one or more established market leaders in the radioisotope business to inventory, calibrate, test and deliver the radiation sources and to provide related licensing assistance, customer support and recovery services to hospitals in both the United States and international markets. If we are unable to enter into and maintain such distribution agreements with suitable international distributors on acceptable terms, our business, financial condition and results of operations could be materially adversely affected.

LIMITED MANUFACTURING EXPERIENCE; SCALE-UP RISK

     To date, we have not yet successfully commercialized the Beta-Cath System, and our manufacturing activities have consisted of producing small quantities of our products for use in clinical trials and our initial product launch in Europe. To achieve profitability, the Beta-Cath System must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. Production in commercial quantities will require us to expand our manufacturing capabilities and to hire and train additional personnel. We have no experience in manufacturing our products in commercial quantities. We may encounter difficulties in scaling up production, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. Difficulties encountered in manufacturing scale up could have a material adverse effect on our business, financial condition and results of operations. We cannot assure that future manufacturing difficulties, which could have a material adverse effect on our business, financial condition and results of operations, will not occur.

RISK OF INADEQUATE FUNDING

     We anticipate that our losses will continue through at least the year 2000 as we expend substantial resources to fund clinical trials in support of regulatory approvals, continue development of the Beta-Cath System and launch our product first in Europe and then in the United States. Our future liquidity and capital requirements will depend upon numerous factors, including:

     - the progress of our clinical research and product development programs;

     - the receipt of and the time required to obtain regulatory approvals and clearances;

     - the resources required to gain approvals;

     - the resources we devote to the development, manufacture and marketing of the Beta-Cath System;

     - the resources required to hire and develop a direct sales force in the United States and the key markets in Europe and develop distributors in other markets;

     - the resources needed to expand manufacturing capacity and facilities requirements; and

     - market acceptance and demand for the Beta-Cath System.

     We may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. We believe that our existing capital resources will be sufficient to fund the company through 1999, but those resources may prove insufficient. We cannot assure that additional financing, if required, will be available on satisfactory terms, or at all.

DEPENDENCE ON KEY PERSONNEL

     Our business and future operating results depend in significant part upon the continued contributions of our key technical personnel and senior management, many of whom would be difficult to replace. Our business and future operating results also depend in significant part upon our ability to attract and retain qualified management, manufacturing, technical, marketing, sales and support personnel for our operations. Competition for such personnel is intense, and we may not succeed in attracting or retaining such personnel. The loss of key employees, the failure of any key employee to perform adequately or our inability to attract and retain skilled employees, as needed, could materially adversely affect our business, financial condition and results of operations.

ISSUANCE OF PREFERRED STOCK MAY ADVERSELY AFFECT RIGHTS OF COMMON
SHAREHOLDERS OR DISCOURAGE A TAKEOVER

     Under our amended and restated articles of incorporation, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by our shareholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of preferred stock that may be issued in the future.

     In October 1996 our board of directors authorized 1,000,000 shares of Series A Participating Preferred Stock in connection with its adoption of a shareholder rights plan, under which we issued rights to purchase Series A Participating Preferred Stock to holders of the common stock. Upon certain triggering events, such rights become exercisable to purchase common stock (or, in the discretion of our board of directors, Series A Participating Preferred Stock) at a price substantially discounted from the then current market price of the common stock. Our shareholder rights plan could generally discourage a merger or tender offer involving our securities that is not approved by our board of directors by increasing the cost of effecting any such transaction and, accordingly, could have an adverse impact on shareholders who might want to vote in favor of such merger or participate in such tender offer.

     While we have no present intention to authorize any additional series of preferred stock, such issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could also have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. The preferred stock may have other rights, including economic rights senior to the common stock, and, as a result, the issuance thereof could have a material adverse effect on the market value of the common stock.

OTHER PROVISIONS DISCOURAGING A TAKEOVER

     The amended and restated articles of incorporation provide for a classified board of directors, the existence of which could discourage attempts to acquire us. Furthermore, we are subject to the anti-takeover provisions of the Florida Business Corporation Act, the application of which would also have the effect of delaying or preventing a merger, takeover or other change of control of the company and therefore could discourage attempts to acquire the company.

PRICE VOLATILITY AND FLUCTUATIONS IN OPERATING RESULTS

     The market price of our common stock could decline below the public offering price. Specific factors relating to our business or broad market fluctuations may materially adversely affect the market price of our common stock. The trading price of our common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations, new products or clinical data announced by us or our competitors, governmental regulatory action, developments with respect to patents or proprietary rights, general conditions in the medical device or cardiovascular device industries, changes in earnings estimates by securities analysts, or other events or factors, many of which are beyond our control. In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many medical device companies and which have often been unrelated to the operating performance of such companies. Our revenue or operating results in future quarters may be below the expectations of securities analysts and investors. In such an event, the price of our common stock would likely decline, perhaps substantially. During the twelve month period ended February 8, 1999, the closing price of our common stock ranged from a high of $31.81 per share to a low of $11.00 per share and ended that period at $23.69 per share.

     In addition, our results of operations may fluctuate significantly from quarter to quarter and will depend upon numerous factors, including product development efforts, actions relating to regulatory and reimbursement matters, progress and costs related to clinical trials, the extent to which our products gain market acceptance, and competition. These factors may cause the price of our stock to fluctuate, perhaps substantially.

Item 2.           PROPERTIES


     In November 1998, we entered into a five year lease (cancelable after three years) for a 48,000 square foot facility in Norcross, Georgia. We moved all of our operations, except manufacturing, to this facility in January 1999. We have maintained approximately 12,000 square feet of our previous facility to house our manufacturing operations including a 1,700 square foot Class 100,000 clean room. Concurrent with the move into our new facility, our commitment under our previous lease agreements was terminated at no cost to us. Our European operations are housed in a 2,000 square foot leased space in Brussels, Belgium. We believe that these facilities are adequate to serve our needs through at least 2001.


Item 3.           LEGAL PROCEEDINGS

                  None.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

                                     PART II


Item 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

The Company's Common Stock has been traded on the Nasdaq National Market (Nasdaq symbol: NOVT) since May 1996. The number of record holders of the Company's Common Stock at February 5, 1999 was 115, excluding beneficial owners of shares registered in nominee or street name. The Company has not paid any dividends since its inception, other than the distribution of the Shareholder Rights described in Item 1: Issuance Of Preferred Stock May Adversely Affect Rights of Common Shareholders or Discourage a Takeover, and does not intend to pay any dividends in the foreseeable future.

The range of high and low closing sale prices for the Common Stock is as follows:

                  QUARTER ENDED                HIGH           LOW
        ---------------------------------   -----------     ---------
        Year Ended December 31, 1997
             March 31, 1997                  $  19.00        $ 13.00
             June 30, 1997                   $  17.125       $ 13.25
             September 30, 1997              $  17.50        $ 4.875
             December 31, 1997               $  26.00        $ 16.00

        Year Ended December 31, 1998
             March 31, 1998                  $ 31.813        $ 21.50
             June 30, 1998                   $ 27.125        $ 22.063
             September 30, 1998              $ 23.000        $ 11.00
             December 31, 1998               $ 28.375        $ 11.438


On February 1, 1999 the last reported sale price for the Common Stock was $30.25.


Item 6.           SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth our selected consolidated financial data. The selected consolidated financial data in the table as of and for the years ended December 31, 1998, 1997 and 1996 are derived from our consolidated financial statements which have been audited by Ernst & Young LLP, independent auditors, as indicated in their report included elsewhere in this Report on Form 10-K. The selected consolidated financial data as of and for the years ended December 31, 1995 and 1994 are derived from our financial statements which have also been audited by Ernst & Young LLP and which have not been included in this Report on form 10-K. You should read this data in conjunction with the consolidated financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report on Form 10-K.

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------
                                                  1998       1997       1996      1995      1994
                                                --------   --------   --------   -------   -------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales and revenues........................  $     19   $     29   $     --   $    17   $    73
Costs and expenses:
  Cost of sales...............................       117         --         --        --        --
  Research and development....................    21,089     12,873      4,647     2,089     1,404
  General and administrative..................     2,528      1,736      1,575       466       526
  Marketing...................................     3,074      1,022        581       659       292
                                                --------   --------   --------   -------   -------
Loss from operations..........................   (26,789)   (15,602)    (6,803)   (3,197)   (2,149)
Interest income (expense), net................     2,127      1,389        864       (21)      (47)
                                                --------   --------   --------   -------   -------
Net loss......................................  $(24,662)  $(14,213)  $ (5,939)  $(3,218)  $(2,196)
                                                ========   ========   ========   =======   =======
Basic and diluted net loss per share(1).......  $  (2.34)  $  (1.64)  $  (0.91)  $ (0.87)  $ (0.77)
                                                ========   ========   ========   =======   =======
Weighted average shares outstanding(1)........    10,536      8,665      6,543     3,679     2,837

                                                                AS OF DECEMBER 31,
                                                --------------------------------------------------
                                                  1998       1997       1996      1995      1994
                                                --------   --------   --------   -------   -------
                                                                  (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital...............................  $ 21,797   $ 46,064   $ 26,849   $  (906)  $(1,267)
Total assets..................................    29,482     49,796     29,255     2,057       982
Accumulated deficit...........................   (52,281)   (27,619)   (13,406)   (7,467)   (4,249)
Total shareholders' equity (deficit)..........    24,517     47,369     28,434       318      (413)

---------------

(1) See note 1 to the consolidated financial statements for an explanation of the method used to compute net loss per share.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     Novoste commenced operations as a medical device company in May 1992. Beginning in 1994, we devoted substantially all of our efforts to developing the Beta-Cath System.

     For the period since our capitalization through December 31, 1998 we earned minimal revenues and experienced significant losses in each period. At December 31, 1998 we had an accumulated deficit of approximately $52.3 million. We expect to continue to incur significant operating losses through at least 2000 as we conduct clinical trials, seek regulatory approval or clearance for our products, continue research and development projects, expand our sales and marketing efforts in contemplation of product introduction and market development, and increase our administrative activities to support our growth.

     The clinical trials may not demonstrate the safety and efficacy of the Beta-Cath System. Additionally, we may not obtain necessary approvals for the Beta-Cath System from the FDA, the Nuclear Regulatory Commission or other state or foreign governmental agencies. Our research and development efforts may not be successfully completed. We may not successfully introduce the Beta-Cath System or attract any significant level of market acceptance for the Beta-Cath System or any other product we develop. We may never achieve significant revenues from sales of our Beta-Cath System and we may never achieve or sustain profitability.


RESULTS OF OPERATIONS

  Comparison of Years Ended December 31, 1998 and 1997

     The net loss for the year ended December 31, 1998 was $24,662,000, or ($2.34) per share, as compared to $14,213,000 or ($1.64) per share for the year earlier. The increase in net loss for the year ended December 31, 1998 compared to the year earlier was due primarily to increased spending related to the company's clinical trials as well as marketing and product development expenses related to the company's entry into the European market.

     Net Sales and Revenues. Net sales and revenues were $19,000 for the year ended December 31, 1998 as compared to $29,000 for the year ended December 31, 1997. Revenues for the year ended December 31, 1998 included the company's first sale of the Beta-Cath System in Europe as well as a royalty payment. Revenue for the year ended December 31, 1997 was related to the sale of the blood containment device product line in May 1997.

     Cost of Sales. Cost of sales were incurred in 1998 as the company commenced the manufacture of its catheter in Scotland and realized its first product sale. Due to the relatively low production volumes, cost of sales exceeded net sales in 1998. The company expects cost of sales to also exceed sales in 1999 as the company increases both its European production and sales activities.

     Research and Development Expenses. Research and development expenses increased 64%, to $21,089,000 for the year ended December 31, 1998 from $12,873,000 for the year ended December 31, 1997. These increases were primarily a result of (a) costs of patient enrollment and follow-up in two pivotal clinical trials, the Beta-Cath System Trial and the START Trial, as well as a market registry trial in Europe, (b) the cost of supplying the Beta-Cath System to all the clinical sites, (c) the cost of equipping a new production line at the supplier of radioactive sources in the amount of 1,000,000 DM (approximately $600,000), (d) legal and filing costs associated with domestic and foreign patent applications, (e) services provided by outside consultants in the development of the Beta-Cath System, and (f) costs related to the establishment of manufacturing activities in Scotland to support product sales in Europe.

     General and Administrative Expenses. General and administrative expenses increased 46% to $2,528,000 for the year ended December 31, 1998 from $1,736,000 for the year ended December 31, 1997. These increases were primarily the result of additional management personnel, higher salaries and costs associated with the installation and implementation of the company's new software system.

     Options to purchase 200,000 shares of our common stock, which were outstanding as of February 8, 1999 at a weighted average exercise price of $16.78 per share, have been issued subject to shareholder approval of certain amendments to our stock option plans. We anticipate seeking approval of the amendments to these plans at our 1999 Annual Meeting of Shareholders. Since these options are subject to such approval, we will incur a non-cash compensation charge relating to these options to the extent that, on the date shareholders approve the amendments, the fair market value of our common stock is greater than the exercise prices of these options. If we assume the amendments are approved and that the fair market value of our common stock on the date of approval is $23.69 per share, which is the closing sale price of the common stock on February 8, 1999, the non-cash compensation charge with respect to the 200,000 options currently subject to the foregoing contingency would total $1,382,000 or an average of approximately $350,000 per year over the four year vesting periods of these options commencing in 1999.

     Marketing Expenses. Marketing expenses increased 201% to $3,074,000 for the year ended December 31, 1998 from $1,022,000 for the year ended December 31, 1997. These increases were primarily the result of higher personnel, trade show, consulting and promotional literature costs associated with launching the company's product and setting up a direct sales operation in Europe. The company expects sales and marketing costs to significantly increase in the future as the European operations are expanded and if and when the Beta-Cath System is approved in the United States and launched commercially.

     Interest Income. Interest income increased 53% to $2,127,000 for the year ended December 31, 1998 from $1,389,000 for the year ended December 31, 1997. The increase in net interest income was primarily due to larger average cash equivalents and short-term investment balances after the company's secondary public offering in November 1997.

     Comparison of Years Ended December 31, 1997 and 1996

     The net loss for the year ended December 31, 1997 was $14,213,000, or ($1.64) per share, as compared to $5,939,000 or ($0.91) per share for the year earlier. The increase in net loss for the year ended December 31, 1997 compared to the year earlier was due primarily to increased spending for research and development as well as increased marketing, general and administrative expenses related to our development of the Beta-Cath System, offset by increased interest income earned from the investment of the net proceeds from the initial public offering in May 1996 and the secondary public offering in November 1997.

     Revenues. Miscellaneous revenues were $29,000 for the year ended December 31, 1997. No revenue was earned in the year earlier. This revenue related to the sale of the blood containment device product line in May 1997 for cash and a continuing royalty.

     Research and Development Expenses. Research and development expenses increased 177%, to $12,873,000 for the year ended December 31, 1997 from $4,647,000 for the year ended December 31, 1996. These increases were primarily a result of (a) the cost of manufacturing the Beta-Cath System for the clinical trials, (b) the cost of conducting the Beta-Cath System Trial in the United States in addition to follow-up costs associated with the initial clinical feasibility studies, (c) a milestone payment of 617,000 DM ($360,000) in June 1997 to the company's radioisotope supplier upon meeting delivery requirements,
(d) the accrual of an additional 737,000 DM (approximately $430,000) to be paid prior to March 31, 1998 to the same supplier upon meeting certain production volumes, (e) twelve monthly reimbursements of approximately 100,000 DM ($60,000), to the same supplier of costs to increase production capacity, (f) the increased size of the Company's research and development staff, (g) the legal and filing costs associated with domestic and foreign patent applications, and (h) services provided by outside consultants in the development of the Beta-Cath System.

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

LIQUIDITY AND CAPITAL RESOURCES

     During the years ended December 31, 1998, 1997 and 1996, the company used cash to fund operations of $21.4 million, $11.7 million and $5.0 million, respectively. Cash used to fund operations since inception was approximately $43.9 million. The increases in cash used in operations were due primarily to higher expenses associated with increased research and development activities, the expansion of marketing activities in Europe and increased general and administrative expenses to support increased operations. The company's expenditures for equipment and improvements have aggregated $3.9 million since inception. At December 31, 1998, the company had commitments to purchase $3.9 million in inventory components of the Beta-Cath System over the next two years and $400,000 in production equipment. Future cash needs for operating activities and production equipment purchases are anticipated to be higher than historical levels because of the development, manufacturing scale-up and commercialization of the Beta-Cath System. The company expects capital expenditures over the next three years to be $7 million.

     The company's principal source of liquidity at December 31, 1998 consisted of cash, cash equivalents and short-term investments of $26.0 million. The short-term investments consist of commercial paper; such investments are not market risk sensitive investments that could result in losses from market fluctuations. The company did not have any credit lines available or outstanding borrowings at December 31, 1998.

     The company anticipates that its operating losses will continue through at least 2000 as it expends substantial resources in funding clinical trials in support of regulatory approvals, and continues to expand research and development and marketing activities. Novoste believes that current cash balances and short-term investments, together with interest thereon, will be sufficient to meet the company's operating and capital requirements through 1999. However, the company's future liquidity and capital requirements will depend upon numerous factors, including: the progress of the company's clinical research and product development programs; the receipt of and the time required to obtain regulatory clearances and approvals; the resources required to gain approvals; the resources the company devotes to the development, manufacture and marketing of its products; the resources required to hire and develop a direct sales force in the United States, develop distributors internationally, and to expand manufacturing capacity; market acceptance and demand for its products; and other factors. Novoste may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. There can be no assurance that additional financing, if required, will be available on satisfactory terms, or at all.

IMPACT OF YEAR 2000

     We are in the process of evaluating the potential impact of what is commonly referred to as the year 2000 issue, concerning the inability of certain computer systems to properly recognize and process dates starting with the year 2000 and beyond. We are taking steps to ensure that our business systems software and equipment will continue to function properly after December 31, 1999. In doing so, we have established a team, which will work directly with management to (1) assess and test all internal information systems and other systems that may be affected by the year 2000 date change; (2) assess and test our products that may be affected by the year 2000 date change; (3) communicate with third parties that supply our products to ensure they are addressing the year 2000 issue; and (4) compose a contingency and disaster recovery plan to ensure resolution of problems that may arise as a result of the year 2000 date change. Until we complete this assessment, we will not be able to determine the costs of becoming Year 2000 compliant, the risks of non-compliance and our ability to conduct our business under a contingency plan.

     The Beta-Cath System does not contain any real time clocks and therefore the device itself does not present any year 2000 issues.

     With respect to our information technology business systems, the assessment of equipment and software was started in September 1998. In addition, in anticipation of in-house manufacturing, in January 1998 we purchased a complete manufacturing software package that includes integrated financial modules that replaces our previous financial software program. The contract for the purchase of the new software package requires year 2000 compliance.

     We will commence testing shortly to determine that our internal systems are year 2000 compliant. We expect to complete testing and establish compliance with respect to all of our systems and products by June 30, 1999, subject to possible equipment upgrades during 1999 and ongoing communications with third parties. We believe that this time frame will allow internal auditing and testing of our systems, as well as further remediation, if necessary.

     We plan to devote the necessary resources to resolve all significant year 2000 issues in a timely manner. Based upon current estimates, we believe that our direct costs for year 2000 compliance will consist of costs related to the staff time devoted to year 2000 compliance. We do not expect capital expenditures will be necessary for year 2000 related compliance costs and capital expenditures in these areas have not been material for historical periods.

     Regardless of the year 2000 compliance of our systems and products, we may be adversely affected by disruptions in the operations of the enterprises with which we interact. These business enterprises include suppliers, clinical research organizations, corporate partners, both domestic and international, government agencies, hospitals, physicians and other third parties. We cannot reasonably predict the impact on our operations and financial condition if any such businesses are adversely affected by the year 2000 issue.

     Statements made herein about the implementation of various phases of our year 2000 program, the costs expected to be associated with that program and the results we expect to achieve constitute forward-looking information. There are many uncertainties involved in the year 2000 issue and the following important factors, among others, could affect the impact of the year 2000 issue: (1) the inherent uncertainty of the costs and timing of achieving compliance on the wide variety of systems used by us, (2) the reliance on the efforts of vendors, customers, government agencies and other third parties beyond our control to achieve adequate compliance and avoid disruption of our business in early 2000 and (3) the uncertainty of the ultimate costs and consequences of any unanticipated disruption of our business resulting from the failure of one of our applications or of a third party's systems.



Item 8.           CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, with the report of the independent auditors, listed in Item 14, are included in this Annual Report on Form 10-K.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

Not applicable.

                                    PART III



Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

     Our executive officers and directors are as follows:

NAME                                     AGE   POSITION
----                                     ---   --------
Thomas D. Weldon.......................  43    Chief Executive Officer and Chairman
William A. Hawkins.....................  44    President and Director
Charles E. Larsen......................  47    Senior Vice President, Chief Technical
                                               Officer and Director
David N. Gill..........................  44    Chief Operating Officer and Chief
                                               Financial Officer
Raoul Bonan, M.D. .....................  51    Vice President, Clinical Affairs and
                                               Medical Director
Thomas K. Brooks.......................  42    Vice President, Sales and Marketing
Cheryl R. Johnson......................  36    Vice President, Investor Relations and
                                               Business Development and Secretary
Michel E. Lussier......................  42    Vice President, European Operations
Joan M. Macdonald, Ph.D. ..............  41    Vice President, Regulatory Affairs
Donald C. Harrison, M.D. ..............  64    Director
J. Stephen Holmes......................  55    Director(1)
Stephen I. Shapiro.....................  54    Director(1)
Pieter J. Schiller.....................  60    Director(2)
Norman R. Weldon, Ph.D. ...............  64    Director
William E. Whitmer.....................  66    Director(2)

---------------

(1) Member of Stock Option and Compensation Committee.
(2) Member of Audit Committee.

     Thomas D. Weldon. Mr. Weldon co-founded the company and has served as Chief Executive Officer and as a Director since our capitalization in May 1992. In June 1998, Mr. Weldon became Chairman of the company. Mr. Weldon co-founded and was President, Chief Executive Officer and a Director of Novoste Puerto Rico Inc., a manufacturer of disposable cardiovascular medical devices, from 1987 to May 1992, prior to its sale. Previous responsibilities included management positions at Arthur Young & Company and Key Pharmaceuticals. Mr. Weldon received a B.S. in Industrial Engineering from Purdue University and an M.B.A. in Operations and Systems Management from Indiana University.

     William A. Hawkins. Mr. Hawkins was elected Director in May 1998 and became President in June 1998. From April 1997 to May 1998, Mr. Hawkins was a Corporate Vice President of American Home Products Corporation and President of its Sherwood Davis & Geck division. He is a past board member of the Health Industry Manufacturers Association (HIMA). Since January 1995, he has been a director of PharmaNetics, Inc., a Nasdaq-listed company. From October 1995 until April 1997, Mr. Hawkins was President of Ethicon Endo-Surgery, Inc., a medical device subsidiary of Johnson & Johnson. From January 1995 to October 1995, Mr. Hawkins served as Vice President in charge of United States operations of Guidant Corporation and President of Devices for Vascular Intervention, a medical device company and a subsidiary of Guidant. Prior to joining Guidant, Mr. Hawkins held several positions with IVAC Corporation, a medical device company, most recently serving as President and Chief Executive Officer from 1991 until 1995. Mr. Hawkins holds a B.S. in Engineering and Biomedical Engineering from Duke University and an M.B.A. from the University of Virginia.

     Charles E. Larsen. Mr. Larsen co-founded the company and has served as its Senior Vice President and as a Director since our capitalization in May 1992. Since February 28, 1997, Mr. Larsen has been Chief Technical Officer of the company, having served from May 1992 through February 1997 as our Chief Operating Officer. Mr. Larsen co-founded and was Vice President and Director of Novoste Puerto Rico, Inc.

from 1987 to May 1992. From 1983 through 1987, Mr. Larsen was a manager of manufacturing engineering at Cordis Corporation. Mr. Larsen received a B.S. in Mechanical Engineering from New Jersey Institute of Technology.

     David N. Gill. Mr. Gill has served as the company's Chief Financial Officer since July 1996 and as Chief Operating Officer since February 28, 1997. From August 1995 to June 1996, Mr. Gill served as Chief Financial Officer of SPEA Software AG prior to its sale. From 1992 to 1995, Mr. Gill served as President and Director of Dornier Medical Systems, Inc., a medical device company, and from 1990 to 1992 as its Vice President of Finance. Mr. Gill received an M.B.A. from Emory University and a B.S. degree in Accounting from Wake Forest University, and is a Certified Public Accountant.

     Raoul Bonan, M.D. Dr. Bonan, an interventional cardiologist, joined Novoste as Medical Director and V.P., Clinical Affairs in June 1998. Dr. Bonan is presently taking a leave of absence from the Montreal Heart Institute where he has been a staff member from 1978 until May 1998, and was Chief of the Cardiac Catheterization Laboratory from 1986 to 1994. Dr. Bonan was a clinical investigator in the Beta-Cath System Trial and the BERT Trial prior to joining Novoste. Dr. Bonan is a Fellow of the American College of Cardiology, the European Society of Cardiology, and the American Heart Association. Additionally, he serves on the editorial and review boards of several medical journals, including Circulation and the Journal of the American College of Cardiology. Dr. Bonan received a B.A. degree in Mathematics and his Medical Degree in Paris, France. Dr. Bonan subsequently completed internships and postgraduate training in Paris and Montreal, Canada.

     Thomas K. Brooks. Mr. Brooks has served as the company's Vice President of Sales and Marketing since January 1995 and had also served as Vice President of Business Development from January 1995 to July 1996. From 1986 through December 1994, Mr. Brooks served in various sales, marketing, and business development positions with Boston Scientific Corporation, a manufacturer of medical devices, most recently as manager of new business development. From 1983 through 1986, Mr. Brooks held various sales positions for Ethicon Endo-Surgery Division of Johnson & Johnson. Mr. Brooks received a B.A. in Business Administration from Monmouth College.

     Cheryl R. Johnson. Ms. Johnson joined the company in July 1992 as Director of Marketing and Business Development and Secretary, served as Director of Administration and Business Development of the company from January 1995 until July 1996 and has served as Vice President, Investor Relations and Business Development from July 1996. From August 1989 to June 1992, Ms. Johnson worked in planning and business development capacities at BOC Health Care, most recently as its business development manager. Ms. Johnson received an M.B.A. from the Kellogg School at Northwestern University and a B.S. degree in Chemical Engineering from the Georgia Institute of Technology.

     Michel E. Lussier. Mr. Lussier joined Novoste as Vice President and General Manager, European Operations in October 1998. Mr. Lussier served as Vice President and General Manager of European Operations for InControl Inc., a medical device company, from September 1994 until September 1998, when the company was acquired by Guidant Corporation. From 1980 to 1994 Mr. Lussier was employed by Medtronic, Inc., a medical device company, most recently serving as its European Business Director, Cardiac Pacing. Mr. Lussier is currently Vice President of the International Association of Prosthesis Manufacturers (IAPM) and Chairman of its Strategy Committee. Mr. Lussier holds a B.S. in Electrical Engineering and an M.S. in Biomedical Engineering, both from the University of Montreal, and he earned an M.B.A. from the European Institute of Business Administration-INSEAD.

     Joan M. Macdonald, Ph.D. Dr. Macdonald joined the company in January 1994, as our Director of Regulatory Affairs, served as our Vice President, Regulatory and Clinical Affairs from January 1996 to May 1998 and has been our Vice President, Regulatory Affairs since June 1998. From September 1990 through September 1993, Dr. Macdonald worked for CIBA Vision Corporation, a manufacturer of ophthalmic products, having served most recently as Director, Worldwide Regulatory Strategy. Dr. Macdonald received a Ph.D. degree in Physiology from the Medical College of Wisconsin and M.S. and B.S. degrees in Zoology from the University of Wisconsin.

     Donald C. Harrison, M.D. Dr. Harrison was elected a Director of the company in December 1998. He has been Professor of Medicine and Cardiology, University of Cincinnati, and Senior Vice President and Provost for Health Affairs, University of Cincinnati Medical Center, since 1986. Dr. Harrison has been a director of EP Technologies, Inc., InControl Inc. and SciMed Life Systems, Inc., and is a member of the Medical Advisory Boards of Hewlett Packard Company, Syntex Corporation and The Proctor & Gamble Company. He is a past President of the American Heart Association and was Chief of Cardiology at Stanford University School of Medicine. Dr. Harrison holds an M.D. from University of Alabama School of Medicine and a B.S. in Chemistry from Birmingham Southern College.

     J. Stephen Holmes. Mr. Holmes has served as a Director of the company since October 1992. He became President of Weck Closure Systems, a medical device company, in February 1998. For two years prior thereto, Mr. Holmes was Executive Manager of Saber Endoscopy, LLC, a medical device company he formed in February 1996. From 1992 through 1995, Mr. Holmes was a private investor, having founded several start-ups from 1979 through 1991, including Adler Instrument Company, Inc., SOLOS Ophthalmology, Inc. and SOLOS Endoscopy, Inc., which he founded in 1982, 1988 and 1990, respectively, and in which he sold his interests in 1988, 1991 and 1991, respectively. Mr. Holmes received a B.S. in Marketing from the University of Evansville.

     Stephen I. Shapiro. Mr. Shapiro has served as a Director of the company since October 1996. Mr. Shapiro previously served as a Director of the company from August 1995 until his resignation in March 1996. Since 1982, he has been a Managing Principal of The Wilkerson Group, a division of International Business Machines Corporation, a management consulting group with clients in the health care industry. From 1970 to 1982, Mr. Shapiro held a variety of technical management and strategic planning positions with Union Carbide Clinical Diagnostics and Becton Dickinson and Company. Mr. Shapiro received a B.S. degree in Chemical Engineering from the Massachusetts Institute of Technology and an M.S. degree in Chemical Engineering from the University of California at Berkeley.

     Pieter J. Schiller. Mr. Schiller has served as a Director of the company since March 1996. Mr. Schiller has served as a Director of CollaGenex Pharmaceuticals, Inc. since September 1995. Since 1987, Mr. Schiller has been a general partner of ATV, a venture capital firm located in Boston, Massachusetts, where he specializes in health care investing. Mr. Schiller served Allied Signal and its predecessor companies from 1961 through 1986 in various capacities, including Treasurer and Vice-President, Planning and Development. From 1983 to 1986, he served as Executive Vice-President of Allied Health and Scientific Products Company, a multi-national manufacturer of biomedical and analytical instruments and supplies. Mr. Schiller received his M.B.A. from New York University and a B.A. in Economics from Middlebury College.

     Norman R. Weldon, Ph.D. Dr. Weldon co-founded the company and was Chairman of the Board from our capitalization in May 1992 until May 1998. Dr. Weldon is Treasurer and Managing Director of Partisan Management Group, a venture capital fund he co-founded in 1993. From 1986 until May 1996, Dr. Weldon served as President and Chief Executive Officer and as a Director of Corvita Corporation, a medical device company Dr. Weldon co-founded in 1986. In July 1996 Pfizer Inc. consummated its acquisition of Corvita. From 1979 to 1987, Dr. Weldon served as President and Chief Executive Officer of Cordis Corporation. From 1964 to 1979, Dr. Weldon served CTS Corporation in various capacities, including as its President and Chief Executive Officer beginning in 1976. Dr. Weldon received, from Purdue University, a Ph.D. in Economics, an M.S. in Industrial Management and a B.S. in Biochemistry.

     William E. Whitmer. Mr. Whitmer has served as a Director of the company since October 1992. Mr. Whitmer is a Certified Public Accountant and management consultant. From 1989 until his retirement in 1992, he was a partner of Ernst & Young, having served as the Associate Managing Director of that firm's southern United States management consulting group. From 1968 through 1989, Mr. Whitmer was a partner of Arthur Young & Company, having served as the Managing Partner of its East and Southeast United States regions of the management consulting practice from 1975 through 1989. Mr. Whitmer received a B.A. in Economics from Denison University.

     Dr. Norman R. Weldon is the father of Mr. Thomas D. Weldon.

     We anticipate that prior to June 1999, Mr. Hawkins will become our Chief Executive Officer and that Mr. Thomas D. Weldon will continue to serve as our Chairman. We also anticipate that Mr. Larsen will resign as an executive officer in March 1999, but continue to serve as a director. See "-- Employment Agreements."

     The company's Board of Directors is divided into three classes, each of which will serve a term of three years, with one class being elected each year. Each of the Company's directors has been elected to serve until his successor has been elected and duly qualified. The terms of the Class III directors:
Thomas D. Weldon, Charles E. Larsen and Norman R. Weldon, will expire at the annual meeting of shareholders in 1999; the terms of the Class I directors: J. Stephen Holmes, William E. Whitmer and Stephen I. Shapiro, will expire at the annual meeting of shareholders in 2000; the terms of the following Class II directors, William A. Hawkins and Pieter J. Schiller, will expire at the annual meeting of shareholders in 2001. The Board appointed Dr. Donald C. Harrison to the Board in December 1998. He serves as a Class II Director and is subject to reelection by the shareholders at the 1999 Annual Meeting of Shareholders to serve the balance of the Class II term, expiring at the annual meeting of shareholders in 2001.

     The Board of Directors has a Stock Option and Compensation Committee, comprised of J. Stephen Holmes and Stephen I. Shapiro. The Stock Option and Compensation Committee establishes compensation policies and determines compensation for our executive officers, as well as administering the company's 1992 Amended and Restated Stock Option Plan. The Board itself administers the Non-Employee Director Stock Option Plan. The Board of Directors also has an Audit Committee, comprised of Messrs. William E. Whitmer and Pieter J. Schiller. The Audit Committee reviews our audit and financial procedures and recommends any changes with respect thereto to the Board of Directors.

     Officers are elected annually and serve at the pleasure of the Board of Directors.

     We have obtained key-man life insurance policies on the lives of Mr. Thomas
D. Weldon and Mr. Larsen in the amount of $1,000,000 and $750,000, respectively, under each of which we are the sole beneficiary.

COMPENSATION OF DIRECTORS

     Non-employee directors are reimbursed their expenses and receive a fee of $2,000 per Board meeting attended. Such directors who are members of a committee of the Board of Directors receive a fee of $2,000 annually per committee in which such director is a member, regardless of the number of committee meetings attended by such director during the course of the year. During 1998, non-employee directors received an annual retainer of $5,000 paid quarterly.

     On December 18, 1998 the Board granted each of its non-employee directors a five-year non-incentive stock option to purchase 10,000 shares of our common stock at an exercise price equal to $20.94 per share. With respect to each such option, options to purchase 5,000 shares become exercisable at the earlier of March 31, 1999 or the date of the 1999 Annual Meeting of Shareholders and the 5,000 share balance becomes exercisable at the earlier of March 31, 2000 or the date of the 2000 Annual Meeting of Shareholders. That portion of the options granted to Dr. Weldon that vest in 2000 are subject to shareholder approval of the amendments to the Non-Employee Director Stock Option Plan. On December 18, 1998 the Board also granted, subject to shareholder approval of the amendments to our Non-Employee Director Stock Option Plan, Dr. Harrison a five-year non-incentive stock option to purchase 5,000 shares of our common stock at an exercise price equal to $20.94 per share, all of which options become exercisable at the earlier of March 31, 2001 or the date of the 2001 Annual Meeting of Shareholders. Vesting of all of the foregoing options ceases on such date as the option holder ceases to serve as a director.

Item 11.          EXECUTIVE COMPENSATION

     The following table sets forth a summary of the compensation paid or accrued by us during 1996, 1997 and 1998 to (1) our Chief Executive Officer and
(2) the four other most highly compensated executive officers who were serving as executive officers at the end of 1998 and whose compensation during 1998 exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                             LONG-TERM COMPENSATION
                                                                           ---------------------------
                                             ANNUAL COMPENSATION                             COMMON
                                      ----------------------------------                     STOCK
          NAME AND                                          OTHER ANNUAL    RESTRICTED     UNDERLYING      ALL OTHER
     PRINCIPAL POSITION        YEAR    SALARY     BONUS     COMPENSATION   STOCK AWARDS     OPTIONS       COMPENSATION
     ------------------        ----   --------   --------   ------------   ------------   ------------    ------------
Thomas D. Weldon.............  1998   $242,923   $ 84,219          --              --            --          $1,974(1)
  Chairman and CEO             1997    182,500     19,600          --                            --           1,460(1)
                               1996    142,500     13,600          --              --            --              --
William A. Hawkins(2)........  1998    160,417     49,127     $91,635(3)     $360,500(4)    460,000(5)(6)     2,056(1)
  President
Charles E. Larsen............  1998    204,506     58,346          --              --            --           3,333(1)
  Chief Technical              1997    163,750     19,600          --              --            --           2,250(1)
  Officer                      1996    130,000     13,600          --              --            --              --
David N. Gill................  1998    201,578     59,743          --              --        30,000(6)        3,333(1)
  Chief Operating              1997    160,000     28,200      25,000(3)           --        35,000(6)        2,250(1)
  Officer and Chief            1996     67,464     13,600          --                        65,000(6)           --
  Financial Officer
Raoul Bonan, M.D.(2).........  1998    125,277    207,000(7)    16,028(3)                   125,000(6)        2,343(1)
  VP -- Clinical Affairs

---------------

(1) Consists of employer contributions to the Defined Contribution 401(k) Plan.
(2) Commenced employment on June 1, 1998.
(3) Consists of reimbursement of moving expenses.
(4) Consists of 14,000 restricted shares, with the value based upon the $25.75 per share closing sale price of our common stock on June 1, 1998, the date on which Mr. Hawkins commenced employment, a condition of the award. Restricted shares contain restrictions on transfer which lapse over time, upon a Change of Control (as that term is defined in the Stock Option Plan covering employees) or upon the occurrence of certain events of termination of employment. The restrictions lapse at the annual rate of 3,500 shares, commencing June 1, 1999. In the event of a termination of Mr. Hawkins' employment by us for Unsatisfactory Performance, in addition to those shares that are then no longer subject to the foregoing transfer restrictions, an additional 3,500 shares will no longer be subject to such restrictions unless all such restrictions shall have previously lapsed. In the event of a Change of Control or termination of Mr. Hawkins' employment by him for Good Reason or termination of his employment by us without Cause, all restrictions on transfer will lapse. See "Employment Agreements" below. At December 31, 1998, Mr. Hawkins held 14,000 restricted shares at an aggregate market value of $397,250, based on the $28.375 closing sale price of our common stock on December 31, 1998. Dividends are paid on the restricted shares at the same time and at the same rate as dividends paid to all shareholders of common stock.
(5) Includes options to purchase 120,000 shares of our common stock, which are subject to shareholder approval of amendments to our stock option plan covering employees. See note 5 to the consolidated financial statements for a discussion of potential compensation charges relating to the shareholder approval of amendments to the stock option plan covering employees.
(6) See "Stock Options" below for the exercise price and vesting terms of the options granted.
(7) Of which $154,500 consists of the issuance of 6,000 shares of common stock on June 1, 1998, based on the $25.75 per share closing sale price of our common stock on that date, which was the date Dr. Bonan's employment commenced, a condition of this sign-on bonus.

STOCK OPTIONS

     The following table sets forth certain information concerning options granted in 1998 to executive officers named in the Summary Compensation Table:

                             OPTION GRANTS IN 1998

                                                                                         POTENTIAL REALIZABLE VALUE AT
                              NUMBER OF         % OF TOTAL                                  ASSUMED ANNUAL RATES OF
                             SECURITIES          OPTIONS                                 STOCK PRICE APPRECIATION FOR
                             UNDERLYING         GRANTED TO    EXERCISE                          OPTION TERM(2)
                               OPTIONS         EMPLOYEES IN     PRICE     EXPIRATION     -----------------------------
NAME                         GRANTED(1)        FISCAL YEAR    PER SHARE      DATE             5%              10%
----                         -----------       ------------   ---------   ----------     ------------     ------------
William A. Hawkins.........    240,000(3)           20.4%      $24.00      4/10/2008      $3,622,433       $9,179,957
                               100,000(4)            8.5        24.00      4/10/2008       1,509,347        3,824,982
                               120,000(5)           10.2        11.75     10/16/2008         886,741        2,247,177
Raoul Bonan, M.D...........    100,000(6)            8.5        24.00      4/10/2008       1,509,347        3,824,982
                                25,000(7)            2.1        11.75     10/16/2008         184,738          468,162
David N. Gill..............     30,000(6)            2.6        28.25      2/27/2008         532,988        1,350,697

---------------

(1) All options become fully exercisable upon a Change of Control (as defined in our stock option plan covering employees).
(2) Amounts reported in this column represent hypothetical values that may be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation of the common stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission. Actual gains, if any, in option exercises are dependent on the time of such exercise and the future performance of the common stock.
(3) First exercisable at the annual rate of 60,000 shares commencing June 1, 1999 and become fully exercisable, upon a termination of Mr. Hawkins' employment for Good Reason or upon a termination of his employment by us without cause. If we terminate Mr. Hawkins' employment for Unsatisfactory Performance, in addition to the options then currently exercisable in accordance with the annual rate described above, options to purchase an additional 60,000 shares also become exercisable as of the date of termination (though in no event shall more than 240,000 options be exercisable under such grant). See "Employment Agreements" below.
(4) Options become exercisable in full on June 1, 2003 or upon the earlier of
    (i) the date (the "Trigger Date") on which the average closing sale prices of our common stock for twenty (20) consecutive trading days equals or exceeds $48.00 per share, other than by reason of the announcement of a Change of Control on or before June 1, 1999, provided the Trigger Date occurs prior to June 1, 2001, and (ii) the date of termination of employment by Mr. Hawkins for Good Reason. See "Employment Agreements" below.
(5) Consists of ten-year options granted under the stock option plan covering employees, exercisable cumulatively at the annual rate of one quarter of the number of underlying shares, commencing one year from the date of grant. These options are subject to shareholder approval of amendments to the stock option plan covering to employees. See note 5 to the consolidated financial statements for a discussion of potential compensation charges relating to the shareholder approval of amendment to the stock option plan covering employees.
(6) Consists of ten-year options granted under the stock option plan covering employees, exercisable cumulatively at the annual rate of one quarter of the number of underlying shares, generally commencing one year from the date of grant.
(7) Consists of ten-year options granted under the stock option plan covering employees, exercisable in full commencing one year from the date of grant.
                             ---------------------

     On February 8, 1999, we granted Mr. Gill an option to purchase 50,000 shares of our common stock at $23.56 per share, exercisable at the annual rate of 12,500 shares commencing one year after the date of grant, and a 10,000 share restricted stock award, valued at $236,900 based upon the $23.69 per share closing sale price of our common stock on February 8, 1999. The transfer restrictions on the shares subject to the restricted stock award lapse at the annual rate of 2,500 shares per year, commencing one year from the date of issuance.

The vesting of the option and the restricted shares accelerate in full upon a Change of Control (as defined in the stock option plan covering employees). The option has been granted subject to shareholder approval of certain amendments to the stock option plan covering employees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Management -- Stock Option Plans" and note 5 to the consolidated financial statements.

OPTION EXERCISES AND HOLDINGS

     The following table sets forth certain information concerning the number and value realized of options exercised during 1998, and the number and value of unexercised options held as at December 31, 1998, by the individuals named in the Summary Compensation Table.

   AGGREGATED OPTION EXERCISES IN 1998 AND OPTION VALUES AT DECEMBER 31, 1998

                                                              NUMBER OF UNEXERCISED           VALUE OF UNEXERCISED
                                                                     OPTIONS                 IN-THE-MONEY OPTIONS AT
                              SHARES                          AT DECEMBER 31, 1998            DECEMBER 31, 1998(1)
                            ACQUIRED ON                    ---------------------------     ---------------------------
NAME                         EXERCISE     VALUE REALIZED   EXERCISABLE   UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
----                        -----------   --------------   -----------   -------------     -----------   -------------
Thomas D. Weldon..........         --               --       388,375             --        $10,923,047            --
William A Hawkins.........         --               --                      460,000(2)              --    $3,482,500(3)
Charles E. Larsen.........    100,000       $1,212,500       291,875             --          8,208,984            --
David N. Gill.............     16,250          244,063        25,000         88,750            405,468       917,500
Raoul Bonan, M.D..........         --               --            --        125,000                 --       871,875

---------------

(1) Based on the closing sale price of the common stock as of December 31, 1998 ($28.375 per share) minus the applicable exercise price.
(2) Of which 120,000 are subject to shareholder approval of amendments to the stock option plan covering employees.
(3) Of which $1,995,500 represents the value of options subject to shareholder approval of amendments to the stock option plan covering employees.

EMPLOYMENT AGREEMENTS

     Agreement with William A. Hawkins. William A. Hawkins has an employment agreement with us, under which he serves as our President and reports to our Chairman and Chief Executive Officer. We have agreed to elect Mr. Hawkins as our Chief Executive Officer on or prior to June 1, 1999, the first anniversary of his employment. Upon that election, Mr. Hawkins will report directly to our Board.

     Under his employment agreement, Mr. Hawkins currently receives a base salary of $275,000 per year. Under his agreement, Mr. Hawkins also received stock options and restricted shares upon commencement of his employment. We have described these options and restricted shares in the "Summary Compensation Table" and "Stock Options" above.

     Under his employment agreement, Mr. Hawkins also is entitled to participate in our discretionary annual incentive cash plan for executive officers, established to reward participating individuals for their contribution to the accomplishment of key annual corporate objectives. For calendar year 1998, Mr. Hawkins was entitled to a minimum cash bonus of 20% of his annual base salary. The amount of any bonus in subsequent years will be determined at the discretion of the compensation committee.

     We may terminate Mr. Hawkins' employment for Cause without any further liability to us. We also may terminate Mr. Hawkins' employment for Unsatisfactory Performance, which means termination following a vote of no confidence based upon his unsatisfactory performance of his employment duties by a majority of our whole Board (excluding Mr. Hawkins). Upon such a termination, Mr. Hawkins is entitled to a lump sum, cash severance payment within 60 days of the date of termination of employment equal to 240% of his annual base salary in effect on the date of termination of employment. Based upon his current annual salary, this payment would aggregate $660,000. If we terminate Mr. Hawkins for Unsatisfactory Performance, he would also be entitled to acceleration of the vesting of his options and restricted shares to the extent described in "Stock Options" and the "Summary Compensation Table" above.

     We also may terminate Mr. Hawkins' employment for any other reason or no reason upon 30 days' prior written notice but subject to the severance payment described below.

     Mr. Hawkins' employment agreement also terminates upon his death or permanent disability. Mr. Hawkins may terminate his employment at any time on 90 days' notice to us and may also terminate his employment at any time for Good Reason. Good Reason means, subject to certain limitations:

     - our material breach of or default under the employment agreement (including but not limited to our failure to designate Mr. Hawkins as the Chief Executive Officer on or about June 1, 1999), which is not cured by us within 30 days after our receipt of prior written notice from Mr. Hawkins;

     - a material reduction in Mr. Hawkins' duties or a material interference with the exercise of Mr. Hawkins' authority by the Board (not arising from any disabling physical or mental disability Mr. Hawkins may sustain) which would be inconsistent with his position as President and/or Chief Executive Officer which is not remedied by our Board within 30 days after its receipt of prior written notice from Mr. Hawkins; or

     - a relocation of our principal executive offices to a location whose distance is more than twenty-five (25) miles from its location at June 1, 1998, and which relocation was not approved by Mr. Hawkins.

     Upon our termination of Mr. Hawkins' employment for any reason other than Cause or Unsatisfactory Performance or his termination of employment for Good Reason, Mr. Hawkins is entitled to a lump sum, cash severance payment within 60 days of the date of termination of employment equal to 360% of his annual base salary in effect on the date of termination of employment. Based upon his current annual salary, this payment would aggregate $990,000. Mr. Hawkins would also be entitled to the full acceleration of the vesting of his options and restricted shares as described in the Option Grant Table and Summary Compensation Table above.

     Agreement with Dr. Raoul Bonan. Dr. Raoul Bonan has an employment agreement with us, under which he serves as our Vice President and Medical Officer and reports directly to our President. Under his employment agreement, Dr. Bonan currently receives a base salary of $200,000 per year and received options and shares of common stock upon commencement of his employment. We have described these options and shares in the "Summary Compensation Table" and "Stock Options" above.

     We may terminate Dr. Bonan's employment for Cause without any further liability to us. In the event of the termination of Dr. Bonan's employment by reason of his death, we must pay Dr. Bonan's estate three months' base compensation. We also may terminate Dr. Bonan's employment without Cause upon 45 days' prior notice. If we terminate Dr. Bonan's employment without Cause prior to May 31, 1999, then no severance shall be payable to him unless we shall then have in place a written severance policy applicable to our employees generally. If we terminate Dr. Bonan's employment without Cause after May 31, 1999, he is entitled to $100,000 as his sole severance compensation.

     Dr. Bonan may terminate his employment at any time, although he has agreed to endeavor to provide us with at least 90 days' notice.

     Each of the other individuals named in the Summary Compensation Table is employed at will. All individuals named in the Summary Compensation Table are subject to agreements containing certain non-competition and confidentiality provisions.

STOCK OPTION PLANS

     Under our stock option plan, initially approved in 1992, we currently have an aggregate of 3,400,000 shares reserved for issuance upon exercise of options thereunder. Under this plan, incentive stock options, as defined in section 422 of the Internal Revenue Code, may be granted to employees and non-incentive stock options may be granted to employees, officers, consultants and independent contractors, and such other persons as the Stock Option and Compensation Committee determines in its sole discretion, at exercise prices equal to at least 100% (with respect to incentive stock options) and at least 85% (with respect to non-incentive stock options) of the fair market value of our common stock on the date of grant. In addition to selecting the optionees, the Committee determines the number of shares of common stock subject to each option, the term of each stock option (not to exceed 10 years), the time or times when the option becomes exercisable, and otherwise administers this plan. Options granted under this plan may be exercised only during an option holder's employment or engagement with us and, in certain instances, for a limited time thereafter depending upon the nature of the termination, but in no event beyond one year after such termination. All options under this plan accelerate upon a Change of Control. A Change of Control means
(1) the sale or other disposition to a person, entity or group (as defined in Rule 13d-5 under the Exchange Act) of 50% or more of the company's consolidated assets, (2) the acquisition of 50% or more of the company's outstanding common stock by a person or group (as defined in Rule 13d-5) or (3) if the majority of the company's board of directors consists of persons other than continuing directors (those approved for nomination by a majority of the board of directors). As of February 8, 1999, options to purchase 3,399,700 shares of common stock have been granted under this plan.

     In December 1998, the Committee approved amendments to this plan principally to:

     - increase the number of shares of common stock reserved for issuance by 700,000 to 4,100,000 shares;

     - increase the maximum number of shares from 350,000 shares to 500,000 shares that may be subject to options granted to any person or entity within any calendar year; and

     - provide that term of all options under the plan survive termination of employment or engagement with us for a limited period, up to a maximum of one year.

As of February 8, 1999, options to purchase 200,000 shares of our common stock had been granted, subject to shareholder approval of these plan amendments.

     We may also grant non-incentive stock options to our non-employee directors under our non-employee director stock option plan. Options granted under this plan may have exercise prices not less than the fair market value on the date of their grant and may be exercised for a period of no more than five years from the date of grant. The Committee prescribes the vesting period for these options at the time of their grant. All options under this plan accelerate upon a Change of Control. The Change of Control definition under this plan is identical to that contained in the stock option plan covering employees. As of February 8, 1999 all of the shares available for issuance under our non-employee director stock option plan had been granted. On December 18, 1998, our Board of Directors amended this plan, subject to shareholder approval, to:

     - increase the number of shares of our common stock reserved for issuance by 100,000 to 200,000 shares; and

     - delete the provisions limiting the maximum number of shares of common stock that may be subject to options granted to any non-employee director within any one calendar year.

As of February 8, 1999, options to purchase 10,000 shares had been granted, subject to shareholder approval of the plan amendments.

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT


     The following table sets forth as of February 8, 1999, information with respect to the beneficial ownership of the common stock by (i) each person known by the company to own beneficially five percent or more of such common stock,
(ii) each director of the company, (iii) each person named in the Summary Compensation Table under "Item 11 -- Executive Compensation," and (iv) all executive officers and directors as a group, together with their respective percentage ownership of such shares:

                                                              NUMBER(1)   PERCENTAGE
                                                              ---------   ----------
Thomas D. Weldon(2)(3)(4)...................................    807,252       7.3%
Charles E. Larsen(4)........................................    676,161       6.1
Henry L. Hillman, Elsie Hilliard Hillman and C.G.
  Grefenstette, Trustees(5)(6)..............................    441,587       4.1
C.G. Grefenstette and Thomas G. Bigley, Trustees(5)(4)......    582,112       5.4
President and Fellows of Harvard College(8).................    825,000       7.7
  c/o Harvard Management Company, Inc.
  600 Atlantic Avenue
  Boston, MA 02210
Paul Tudor Jones, II(9).....................................    794,200       7.4
  c/o Tudor Investment Corporation
  One Liberty Plaza (51st Floor)
  New York, NY 10006
Norman R. Weldon, Ph.D.(3)(10)..............................    370,571       3.5
David N. Gill...............................................     42,500         *
Stephen I. Shapiro..........................................     23,026         *
J. Stephen Holmes...........................................     28,500         *
William E. Whitmer..........................................     25,000         *
Pieter J. Schiller..........................................     18,718         *
William A. Hawkins..........................................     17,000         *
Raoul Bonan, M.D............................................      6,500         *
Donald C. Harrison, M.D.....................................      5,000         *
All executive officers and directors as a group (15
  persons)(11)..............................................  2,147,982      18.4%

---------------

   * Less than 1%.
 (1) A person is deemed to be the beneficial owner of common stock that can be acquired within 60 days from February 8, 1999 upon the exercise of options, and that person's options are assumed to have been exercised (and the underlying shares of common stock outstanding) in determining such person's percentage ownership. Accordingly, the following shares issuable upon exercise of options have been included in the shares beneficially owned by the following persons: Thomas D. Weldon -- 388,375 shares; Charles E. Larsen -- 291,875 shares; Donald C. Harrison, M.D. -- 5,000 shares; J. Stephen Holmes -- 22,500 shares; William E. Whitmer -- 22,500 shares; David
     N. Gill -- 32,500 shares; Pieter J. Schiller -- 12,500 shares; Norman R. Weldon -- 7,500 shares; and Stephen I. Shapiro -- 12,500 shares.
 (2) Includes 10,000 shares held in trust for the benefit of Mr. Weldon's children and 5,000 shares held by Mr. Weldon as custodian for his nephew.
 (3) Includes 112,571 shares held by The Weldon Foundation, Inc., a Florida not-for-profit corporation in which Thomas D. Weldon and Norman R. Weldon are directors. Mr. Weldon and Dr. Weldon disclaim beneficial ownership of all shares held by The Weldon Foundation, Inc.
 (4) Address is c/o Novoste Corporation, 3890 Steve Reynolds Blvd., Norcross, GA 30093.

 (5) Address is 2000 Grant Building, Pittsburgh, PA 15219.
 (6) Consists of 436,587 shares held by a trust for the benefit of Henry L. Hillman (the "HLH Trust") and 5,000 shares subject to options which were granted to Richard M. Johnston, an officer of The Hillman Company. Pursuant to an agreement with The Hillman Company, if Mr. Johnston exercises these options, he does so on behalf of The Hillman Company or a wholly owned subsidiary thereof. The Trustees of the HLH Trust are Henry L. Hillman, Elsie Hilliard Hillman and C.G. Grefenstette (the "HLH Trustees"). The HLH Trustees share voting and investment power with respect to the shares of record held by the HLH Trust. Does not include an aggregate of 582,112 shares held by four trusts for the benefit of members of the Hillman family (see note 8 below).
 (7) Includes 145,528 shares held by each of four irrevocable trusts for the benefit of members of the Hillman family (the "Hillman Family Trusts"). Mr. Grefenstette and Thomas G. Bigley are trustees of these four trusts and share voting and dispositive power over the trusts' assets.
 (8) Pursuant to a Schedule 13F which was filed with the Commission on September 30, 1998.
 (9) Pursuant to Amendment No. 1, dated August 24, 1998 to a Schedule 13D dated October 22, 1997, which was jointly filed with the Commission by Tudor Investment Corporation ("TIC"), Paul Tudor Jones, II ("Jones"), The Raptor Global Fund Ltd. ("Raptor Ltd."), The Raptor Global Fund L.P. ("Raptor L.P."), Tudor Arbitrage Partners L.P. ("TAP"), Tudor Global Trading LLC ("TGT"), Tudor BVI Futures, Ltd. ("Tudor BVI"), The Upper Mill Capital Appreciation Fund Ltd. ("Upper Mill"), and Tudor Proprietary Trading, L.L.C. ("TPT"). The address of each of TIC, Jones, Raptor L.P., TAP and TGT is c/o Tudor Investment Corporation, 600 Steamboat Road, Greenwich, CT 06830. The business address of each of Raptor Ltd., Tudor BVI and Upper Mill is c/o Curacao International Trust Company N.V., Kaya Flamboyan 9, Curacao, Netherlands Antilles. The business address of TPT is The Upper Mill, Kingston Road, Ewell, Surrey KT17 2AF, England. Jones disclaims beneficial ownership of the shares beneficially owned by Raptor Ltd. (161,900 shares), Raptor L.P. (58,300 shares), TAP (34,500 shares), Tudor BVI (206,468 shares), Upper Mill (113,908 shares), TPT (59,624 shares) and TGT as sole general partner of TAP (34,500 shares).
(10) Includes 14,250 shares held by Dr. Weldon's spouse but excludes all shares held by Dr. Weldon's adult children, none of whom reside with Dr. Weldon.
(11) See notes 1, 2, 3 and 10 above. Also includes 50,350 shares of common stock and 189,975 shares of common stock that can be acquired within 60 days from February 8, 1999, upon exercise of options held by executive officers not named in the Summary Compensation Table under "Item 11 -- Executive Compensation."

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS  ON
                  FORM 8-K

(a)(1) The following consolidated financial statements of the Company and Report of Ernst & Young LLP, Independent Auditors, are included in this report:

         Report of Independent Auditors

         Consolidated Balance Sheets as of December 31, 1998 and 1997

         Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997, and 1996

         Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997, and 1996

         Notes to Consolidated Financial Statements

14 (a) 2.                  FINANCIAL STATEMENT SCHEDULES

Consolidated financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

14 (a) 3.                  EXHIBITS

See Index to Exhibits on page E-1.

                              NOVOSTE CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors..............................   F-2
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................   F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 1998, 1997, and 1996.........................   F-4
Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 1998, 1997 and 1996..............   F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997, and 1996.........................   F-6
Notes to Consolidated Financial Statements..................   F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Novoste Corporation

     We have audited the accompanying consolidated balance sheets of Novoste Corporation (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Atlanta, Georgia
February 9, 1999

                              NOVOSTE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 2,352,517   $35,993,933
  Short-term investments....................................   23,695,451    12,408,785
  Inventories...............................................      537,351            --
  Prepaid expenses and other current assets.................      176,917        88,099
                                                              -----------   -----------
          Total current assets..............................   26,762,236    48,490,817
Property and equipment, net.................................    2,327,467     1,061,526
License agreements, net.....................................      126,121       139,758
Other assets................................................      266,408       103,855
                                                              -----------   -----------
                                                              $29,482,232   $49,795,956
                                                              ===========   ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 1,059,591   $   523,678
  Accrued employee costs....................................    1,064,840       448,048
  Accrued clinical expenses.................................    1,328,000       430,300
  Accrued contract development expenses.....................      941,802       860,196
  Other accrued expenses....................................      570,906       164,732
                                                              -----------   -----------
          Total current liabilities.........................    4,965,139     2,426,954
                                                              -----------   -----------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
     authorized, no shares issued and outstanding...........           --            --
  Common stock, $.01 par value, 25,000,000 shares
     authorized; 10,704,817 and 10,332,042 shares issued,
     respectively...........................................      107,048       103,320
  Additional paid-in capital................................   77,022,814    74,908,631
  Accumulated deficit.......................................  (52,281,002)  (27,619,109)
  Unearned compensation.....................................     (307,927)           --
                                                              -----------   -----------
                                                               24,540,933    47,392,842
  Less treasury stock, 5,780 shares of common stock at
     cost...................................................      (23,840)      (23,840)
                                                              -----------   -----------
          Total shareholders' equity........................   24,517,093    47,369,002
                                                              -----------   -----------
                                                              $29,482,232   $49,795,956
                                                              ===========   ===========

                            See accompanying notes.

                              NOVOSTE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------
                                                            1998           1997          1996
                                                        ------------   ------------   -----------

Net sales and revenues................................  $     18,775   $     29,313   $        --
                                                        ------------   ------------   -----------
Operating expenses:
  Cost of sales.......................................       116,633             --            --
  Research and development............................    21,088,740     12,872,867     4,646,583
  General and administrative..........................     2,527,917      1,736,333     1,574,678
  Marketing...........................................     3,074,245      1,021,990       581,280
                                                        ------------   ------------   -----------
                                                          26,807,535     15,631,190     6,802,541
                                                        ------------   ------------   -----------
Loss from operations..................................   (26,788,760)   (15,601,877)   (6,802,541)
Interest income.......................................     2,126,867      1,388,482       950,791
Interest expense......................................            --             --       (87,331)
                                                        ------------   ------------   -----------
Net loss..............................................  $(24,661,893)  $(14,213,395)  $(5,939,081)
                                                        ============   ============   ===========
Basic and diluted net loss per share..................  $      (2.34)  $      (1.64)  $     (0.91)
                                                        ============   ============   ===========
Weighted average shares outstanding...................    10,536,034      8,665,345     6,543,129

                            See accompanying notes.

                              NOVOSTE CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                               CLASS B
                                    COMMON STOCK            COMMON STOCK        ADDITIONAL
                               ----------------------   ---------------------     PAID-IN     ACCUMULATED      UNEARNED
                                 SHARES       AMOUNT      SHARES      AMOUNT      CAPITAL       DEFICIT      COMPENSATION
                               -----------   --------   ----------   --------   -----------   ------------   ------------
Balance at January 1, 1996...    2,477,342   $ 24,826    1,611,269   $ 16,113   $ 7,760,175   $ (7,466,633)   $      --
Issuance of stock for
 consulting services 2,422
 shares at $6.00 per share,
 33,520 shares at $6.38 per
 share, 678 shares at $9.50
 per share, and 435 shares at
 $9.375 per share............       37,066        371           --         --       407,667             --           --
Issuance of stock for
 deferred compensation to
 employees at $3.20 per
 share.......................      102,945      1,029           --         --       328,395             --           --
Conversion of debt to common
 stock.......................      497,349      4,974           --         --     1,860,109             --           --
Exchange of Class B for
 common stock................    1,611,269     16,113   (1,611,269)   (16,113)           --             --           --
Exercise of stock warrants at
 $4.00 to $4.50 per share....       62,104        621           --         --       267,597             --           --
Cashless exercise of
 warrants....................      889,912      8,899           --         --        (8,899)            --           --
Issuance of stock in initial
 public offering at $14.00
 per share, net of issuance
 costs of $2,973,746.........    2,400,000     24,000           --         --    30,602,254             --           --
Exercise of stock options at
 $3.00 to $3.20 per share....      174,700      1,747           --         --       555,493             --           --
Net loss.....................           --         --           --         --            --     (5,939,081)          --
                               -----------   --------   ----------   --------   -----------   ------------    ---------
Balance at December 31,
 1996........................    8,252,687     82,580           --         --    41,772,791    (13,405,714)          --
                               -----------   --------   ----------   --------   -----------   ------------    ---------
Issuance of stock for
 consulting services 6,250
 shares at $14.50 per
 share.......................        6,250         62           --         --       360,563             --           --
Issuance of stock in
 secondary Offering at $19.50
 per share, net of issuance
 costs of $2,306,422.........    1,770,000     17,700           --         --    32,190,878             --           --
Exercise of stock options at
 $0.25 to $14.00 per share...      297,825      2,978           --         --       584,399             --           --
Repurchase of stock at $16.00
 per Share...................         (500)        --           --         --                           --           --
Net loss.....................           --         --           --         --            --    (14,213,395)          --
                               -----------   --------   ----------   --------   -----------   ------------    ---------
Balance at December 31,
 1997........................   10,326,262    103,320           --         --    74,908,631    (27,619,109)          --
                               -----------   --------   ----------   --------   -----------   ------------    ---------
Issuance of stock for
 consulting services, 10,000
 shares at $29.625 per share,
 3,000 shares at $22.0625 per
 share.......................       13,000        130           --         --       632,308             --           --
Issuance of stock for
 deferred compensation to an
 officer, at $25.75 per
 share.......................       14,000        140           --         --       360,360             --     (360,500)
Issuance of stock for
 compensation to an officer,
 at $25.75 per share.........        6,000         60           --         --       154,440             --           --
Amortization of unearned
 compensation................           --         --           --         --            --             --       52,573
Exercise of stock options at
 $0.25 to $16.00 per share...      339,775      3,398           --         --       967,075             --           --
Net loss.....................           --         --           --         --            --    (24,661,893)          --
                               -----------   --------   ----------   --------   -----------   ------------    ---------
Balance at December 31,
 1998........................   10,699,037   $107,048           --   $     --   $77,022,814   $(52,281,002)   $(307,927)
                               ===========   ========   ==========   ========   ===========   ============    =========


                               TREASURY
                                STOCK        TOTAL
                               --------   ------------
Balance at January 1, 1996...  $(15,840)  $    318,641
Issuance of stock for
 consulting services 2,422
 shares at $6.00 per share,
 33,520 shares at $6.38 per
 share, 678 shares at $9.50
 per share, and 435 shares at
 $9.375 per share............        --        408,038
Issuance of stock for
 deferred compensation to
 employees at $3.20 per
 share.......................        --        329,424
Conversion of debt to common
 stock.......................        --      1,865,083
Exchange of Class B for
 common stock................        --             --
Exercise of stock warrants at
 $4.00 to $4.50 per share....        --        268,218
Cashless exercise of
 warrants....................        --             --
Issuance of stock in initial
 public offering at $14.00
 per share, net of issuance
 costs of $2,973,746.........        --     30,626,254
Exercise of stock options at
 $3.00 to $3.20 per share....        --        557,240
Net loss.....................        --     (5,939,081)
                               --------   ------------
Balance at December 31,
 1996........................   (15,840)    28,433,817
                               --------   ------------
Issuance of stock for
 consulting services 6,250
 shares at $14.50 per
 share.......................        --        360,625
Issuance of stock in
 secondary Offering at $19.50
 per share, net of issuance
 costs of $2,306,422.........        --     32,208,578
Exercise of stock options at
 $0.25 to $14.00 per share...        --        587,377
Repurchase of stock at $16.00
 per Share...................    (8,000)        (8,000)
Net loss.....................        --    (14,213,395)
                               --------   ------------
Balance at December 31,
 1997........................   (23,840)    47,369,002
                               --------   ------------
Issuance of stock for
 consulting services, 10,000
 shares at $29.625 per share,
 3,000 shares at $22.0625 per
 share.......................        --        632,438
Issuance of stock for
 deferred compensation to an
 officer, at $25.75 per
 share.......................        --             --
Issuance of stock for
 compensation to an officer,
 at $25.75 per share.........        --        154,500
Amortization of unearned
 compensation................        --         52,573
Exercise of stock options at
 $0.25 to $16.00 per share...        --        970,473
Net loss.....................        --    (24,661,893)
                               --------   ------------
Balance at December 31,
 1998........................  $(23,840)  $ 24,517,093
                               ========   ============

                            See accompanying notes.

                              NOVOSTE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                           1998           1997           1996
                                                       ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss.............................................  $(24,661,893)  $(14,213,395)  $ (5,939,081)
Adjustments to reconcile net loss to net cash used by
  operating activities:
  Depreciation and amortization......................       671,286        422,863        316,082
  Issuance of stock for services or compensation.....       786,938        270,000        408,038
  Amortization of deferred compensation..............       250,274         68,000         46,000
  Change in assets and liabilities:
     Inventory.......................................      (537,351)            --             --
     Prepaid expenses and other current assets.......       (88,818)        38,250       (111,721)
     Accounts payable................................       535,913        367,732        (61,597)
     Accrued expenses and taxes withheld.............     2,002,272      1,238,101        577,098
     Other...........................................      (360,254)       152,719       (272,418)
                                                       ------------   ------------   ------------
Net cash used by operations..........................   (21,401,633)   (11,655,730)    (5,037,599)
                                                       ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments, net..............   (11,286,666)    (4,820,092)    (7,588,693)
Purchase of property and equipment, net..............    (1,923,590)      (273,027)      (449,730)
                                                       ------------   ------------   ------------
Net cash used by investing activities................   (13,210,256)    (5,093,119)    (8,038,423)
                                                       ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable..............            --             --      2,561,700
Repayment of notes payable...........................            --             --     (1,800,150)
Proceeds from issuance of common stock...............       970,473     32,787,955     31,451,712
                                                       ------------   ------------   ------------
Net cash provided by financing activities............       970,473     32,787,955     32,213,262
                                                       ------------   ------------   ------------
Net increase (decrease) in cash and cash
  equivalents........................................   (33,641,416)    16,039,106     19,137,240
Cash and cash equivalents at beginning of period.....    35,993,933     19,954,827        817,587
                                                       ------------   ------------   ------------
Cash and cash equivalents at end of period...........  $  2,352,517   $ 35,993,933   $ 19,954,827
                                                       ============   ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest...............................                                $    101,312
                                                                                     ============
Conversion of fixed rate promissory notes to related
  parties and accrued interest to common stock.......                                $  1,865,083
                                                                                     ============
Conversion of deferred compensation to common
  stock..............................................                                $    329,424
                                                                                     ============

                            See accompanying notes.

                              NOVOSTE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

     Novoste Corporation (the "Company") was incorporated on January 8, 1987 and remained dormant until May 22, 1992 (date of inception) at which time it was capitalized. During years prior to 1998 the Company was in the development stage. The Company is a medical device company which is engaged in commercializing the Beta-Cath System, an intraluminal beta radiation catheter delivery system designed to reduce restenosis subsequent to percutaneous transluminal coronary angioplasty. In the course of its development activities the Company has sustained operating losses and expects losses to continue for at least the next two years.

     During 1998 the Company received CE mark approval to sell the Beta-Cath System in Europe and recorded its first sale of commercial product in December 1998. Previously, all revenues had been from the sale of certain patent rights, option payments, contract fees and the sale of a particular product line. To achieve profitable operations, the Company must successfully complete the development and clinical trials of its product, obtain required regulatory approvals and achieve market acceptance. The Company plans to continue to finance the Company with a combination of stock sales and revenues from product sales. The Company's ability to continue its operations is dependent upon successful execution of financings and achieving profitable operations. There can be no assurance that these efforts will be successful.

     The consolidated financial statements include the accounts of Novoste Corporation and its wholly-owned subsidiaries incorporated in August 1998 in The Netherlands and in December 1998 in Belgium. Significant intercompany accounts and transactions have been eliminated. At December 31, 1998 the Company's net assets outside of the United States, consisting principally of inventory, are approximately $87,000. Such assets are located in Belgium, Scotland and The Netherlands.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

BASIC AND DILUTED LOSS PER SHARE

     In 1997 the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted loss per share with basic and diluted loss per share. Unlike primary loss per share, basic loss per share excludes any dilutive effects of options, warrants and convertible securities. Diluted loss per share is very similar to the previously reported fully diluted loss per share. The basic and diluted loss per share is computed based on the weighted average number of common shares outstanding. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive. Options to purchase shares of common stock are not included in the computation of diluted loss per share since the effect would be antidilutive. Unvested shares granted to an officer in 1998 (see Note 5) are not included in the loss per share calculations.

CASH AND SHORT-TERM INVESTMENTS

     The Company maintains cash equivalents and investments in several large well-capitalized financial institutions, and the Company's investment policy disallows investment in any debt securities rated less than "investment-grade" by national ratings services. Cash equivalents are comprised of certain highly liquid investments with original maturities of less than three months. In addition to cash equivalents, the Company has investments in commercial paper and certificates of deposit that are classified as short-term (mature in more than 90 days but less than one year). Management determines the appropriate classification of debt

                              NOVOSTE CORPORATION
securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.

     Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity, if significant. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

     In 1998, the Company reclassified all investments from held-to-maturity to available-for-sale. Management expects that, based on cash needs of the Company, certain investments may be sold in fiscal year 1999 prior to their maturity dates and therefore, the Company no longer has the positive intent and ability to hold these securities to maturity. The reclassification of short term investments from held-to-maturity to available-for-sale securities did not impact the Company's financial statements for the year ended December 31, 1998 as unrealized gains and losses on investments sold (such sales proceeds aggregating $22,683,000) were not significant.

     At December 31, 1998 and 1997, fair value approximated net book value for all short term investments.

INVENTORIES

     Inventories are stated at the lower of estimated standard costs or market and are comprised of the following at December 31, 1998:

Finished goods..............................................  $382,424
Raw materials...............................................   154,927
                                                              --------
          Total.............................................  $537,351
                                                              ========

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets ranging from 5 to 7 years. Leasehold improvements are amortized over the remaining term of the related lease using the straight-line method. Repairs and maintenance are expensed as incurred.

     Property and equipment is comprised of the following:

                                                                 1998          1997
                                                              -----------   ----------
Furniture and fixtures......................................  $   759,594   $  324,175
Office equipment............................................    1,138,949      541,566
Laboratory equipment........................................      182,089      171,695
Leasehold improvements......................................      705,677      480,946
Production equipment........................................    1,010,262      429,026
                                                              -----------   ----------
                                                                3,796,571    1,947,408
Less: Accumulated depreciation and amortization.............   (1,469,104)    (885,882)
                                                              -----------   ----------
                                                              $ 2,327,467   $1,061,526
                                                              ===========   ==========

                              NOVOSTE CORPORATION

LICENSE AGREEMENTS

     License agreements are amortized on a straight-line basis over periods ranging from fifteen to twenty years. The amortization periods are based on the lives of the license agreements or the approximate remaining lives of the related patents, whichever is appropriate. Accumulated amortization on license agreements at December 31, 1998 and 1997 totaled $84,382 and $70,745, respectively.

MISCELLANEOUS SALES

     On May 15, 1997 the Company sold all of the technology, intellectual property and equipment relating to the "Pulse Plus" blood containment device product line for $130,000 in cash and a continuing royalty. During each 12-month period following the date of the first sale of the device (the "Royalty Period"), the Company shall receive a royalty equal to $.10 per unit on the initial 500,000 units sold and $.08 per unit on all units sold in excess of 500,000. The purchaser guaranteed minimum royalty payments of $10,000 for the first Royalty Period, $20,000 for the second Royalty Period and $30,000 for the third Royalty Period. The Company received a minimum royalty payment of $10,000 for the first Royalty Period in 1998. Royalties shall cease with the expiration of the last related patent. The Company recorded a $29,313 gain on the sale of the product line as miscellaneous revenue in 1997.

REVENUE RECOGNITION

     Revenues from sales of products are recognized at the time of shipment with allowances provided for estimated returns and warranty costs.

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

2.  CONSULTING AGREEMENTS

     The Company has agreements with certain physicians, various consultants and others with terms ranging from one to five years. Substantially all of these agreements provide for stock grants on the agreement dates with such shares valued at the fair market value on the date of grant and include certain registration rights. During 1998, 1997 and 1996 approximately $198,000, $68,000, and $46,000, respectively, were charged to operations as amortization of the deferred compensation capitalized under these agreements.

                              NOVOSTE CORPORATION

3.  COMMITMENTS AND CONCENTRATIONS OF SUPPLIERS

     The Company is committed under operating leases for its facility and various office equipment. Rent expense was approximately $199,000, $150,000, and $143,000 for 1998, 1997 and 1996, respectively. The total future minimum rental payments are as follows:

1999........................................................  $  463,000
2000........................................................     466,000
2001........................................................     467,000
2002........................................................     411,000
2003........................................................     387,000
                                                              ----------
                                                              $2,194,000
                                                              ==========

     The Company has entered into a license agreement with a physician pursuant to which he is entitled to receive a royalty on the net sales of the Beta-Cath System (excluding consideration paid for the radioactive isotope), subject to a maximum payment of $5,000,000.

     On January 30, 1996 the Company entered into a license agreement whereby Emory University assigned its claim to certain technology to the Company for royalties based on net sales (as defined in the agreement) of products derived from such technology, subject to certain minimum royalties. The royalty agreement term is consistent with the life of the related patent and applies to assignments of the patent technology to a third party.

     The Company has obtained all of its requirements of radiation source materials (totaling $175,000 in 1998) pursuant to an agreement, as amended (the "Supply Agreement"), with a single German supplier. The Company has accrued 300,000 DM (approximately $178,000) of research and development expense related to cost overruns to equip a new production line at the supplier which became operational in 1998. At December 31, 1998, the Company had commitments to purchase $3,900,000 of inventory components for the Beta-Cath System over the next two years and $400,000 to purchase production equipment.

     Significant proportions of key components and processes relating to the Company's products are purchased from single sources due to technology, availability, price, quality, and other considerations. Key components and processes currently obtained from single sources include isotopes, protective tubing for catheters, proprietary connectors, and certain plastics used in the design and manufacture of the transfer device. In the event a supply of a key single-sourced material or component were delayed or curtailed, the Company's ability to produce the related product in a timely manner could be adversely affected. The Company attempts to mitigate these risks by working closely with key suppliers regarding the Company's product needs and the maintenance of strategic inventory levels.

                              NOVOSTE CORPORATION

4.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows:

                                                                1998           1997
                                                            ------------   ------------
Deferred tax assets:
  Net operating loss carryforwards........................  $ 21,159,851   $ 11,232,853
  R&D tax credit carryforwards............................     1,018,455        618,441
  Other...................................................        60,735         34,274
                                                            ------------   ------------
                                                              22,239,041     11,885,568
Valuation allowance.......................................   (22,239,041)   (11,885,568)
                                                            ------------   ------------
                                                            $         --   $         --
                                                            ============   ============

     At December 31, 1998 and 1997 no net deferred tax assets were recorded as their future benefit is not assured. No income taxes were paid during 1998, 1997 or 1996. The Company has approximately $55,650,000 of net operating losses for federal income tax purposes available to offset future taxable income. Such losses expire in 2007 through 2018 and are subject to certain limitations in the event of a change in ownership. Net operating loss carryforwards aggregating approximately $4,007,000 will result in a credit to contributed capital when recognized. Additionally, the Company has $1,018,000 in research and development tax credits which expire in 2008 through 2018 unless utilized earlier.

5.  SHAREHOLDERS' EQUITY

SHAREHOLDER RIGHTS PLAN

     On October 25, 1996 the Company's Board of Directors declared a dividend of one Right for each share of Common Stock held of record at the close of business on November 25, 1996. The Rights are generally not exercisable until 10 days after an announcement by the Company that a person has acquired at least 15% of the Company's Common Stock. Each Right, should it become exercisable, will entitle the owner to buy 1 1/100th of a share of new Series A participating preferred stock at an exercise price of $85. The Rights, which do not have any voting rights, may be redeemed by the Company at a price of $.01 per Right at any time prior to a person's or group's acquisition of 15% or more of the Company's Common Stock.

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

STOCK OPTION PLANS AND STOCK GRANT

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

                              NOVOSTE CORPORATION

Options granted under the Plan have vesting periods ranging from immediately to four years. The Plan includes a provision for options to accelerate and become immediately and fully exercisable upon a 50% or more change in control as defined in the Amended and Restated Stock Option Plan. The Company has reserved 2,309,538 shares of Common Stock for future issuances under the Plan. As of December 31, 1998 there are 65,250 shares available for issuance.

     On August 20, 1996 the Stock Option and Compensation Committee of the Board of Directors of the Company adopted a Non-Employee Director Stock Option Plan (the "Director Plan"). Concurrently, stock options covering 45,000 shares were granted, which vest over a three year period and exercises thereof are contingent upon the individuals' continued service as directors. The Company has reserved 100,000 shares of Common Stock for future issuances under the Plan. As of December 31, 1998 there are no shares available for issuance.

     Activity under the above-described plans is summarized as follows:

                                                                                    WEIGHTED-
                                                 NUMBER OF          PRICE PER        AVERAGE
                                                   SHARES             SHARE           PRICE
                                              ----------------   ----------------   ---------
Outstanding at January 1, 1996..............     1,795,075       $  .250 -  3.200
Options granted.............................       209,250         8.000 - 14.000    $10.23
Options exercised...........................      (174,700)        3.000 -  3.250      3.19
Options forfeited...........................       (17,850)                 3.250      3.20
                                                 ---------
Outstanding at December 31, 1996............     1,811,775          .250 - 14.000      2.29
Options granted.............................       144,250        13.000 - 24.000     16.86
Options exercised...........................      (297,812)         .250 - 14.000      1.97
Options forfeited...........................        (9,850)        3.200 - 16.000      5.51
                                                 ---------
Outstanding at December 31, 1997............     1,648,363          .250 - 24.000      3.60
                                                 ---------
Options granted.............................     1,055,250        11.750 - 29.625     21.21
Options exercised...........................      (339,775)         .250 - 16.000      3.11
Options forfeited...........................       (54,600)        3.200 - 24.000     10.38
                                                 ---------
Outstanding at December 31, 1998............     2,309,238          .250 - 29.625     11.60
                                                 ---------
Exercisable at December 31, 1998............     1,009,239          .250 - 24.000      1.68
                                                 =========

     The options granted during 1998 include options as to 120,000 shares which will vest upon the achievement of specified milestones. Should such milestones not be achieved, 100,000 of such options will vest in 2003.

                              NOVOSTE CORPORATION

     The following table summarizes information concerning currently outstanding and exercisable options:

                OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
----------------------------------------------------   ----------------------
                               WEIGHTED
                               AVERAGE      WEIGHTED                 WEIGHTED
   RANGE OF                   REMAINING     AVERAGE                  AVERAGE
   EXERCISE      NUMBER OF   CONTRACTUAL    EXERCISE     NUMBER      EXERCISE
    PRICES        SHARES     LIFE (YEARS)    PRICE     EXERCISABLE    PRICE
--------------   ---------   ------------   --------   -----------   --------
$   .25 - 3.20     990,500        3.9        $  .84       925,188     $  .67
  8.00 - 12.25     259,313        8.9         10.95        41,438       9.66
 13.00 - 13.75     137,250        9.4         13.40         5,000      13.19
 14.00 - 20.94     241,675        9.0         18.03        33,363      15.16
 21.50 - 24.00     494,500        9.2         23.82         4,250      24.00
 24.75 - 29.63     186,000        9.2         27.64            --         --
                 ---------                              ---------
                 2,309,238        6.9         11.60     1,009,239       1.68
                 =========                              =========

In addition to the foregoing, in October 1998, January and February 1999, options to purchase 200,000 shares were granted at prices per share ranging from $11.75 to $28.00 per share subject to shareholder approval in May 1999. Assuming such shareholder approval is obtained, to the extent that the quoted market price per share exceeds the exercise price on such approval date, the Company will incur compensation expense over the four year vesting periods of these options.

     On May 20, 1996 the Company amended an option to purchase 100,000 shares of Common Stock at $3.20 per share of which options for 75,000 shares had not yet become exercisable. As amended, options to purchase such 75,000 shares became exercisable at the annual rate of 25,000 shares beginning May 20, 1997, subject to acceleration upon the achievement of three specified milestones at the rate of 25,000 shares per milestone. The Company is recording total non-cash compensation expense of $810,000 ratably over the three year period ending May 19, 1999, subject to acceleration if the specified milestones are met at earlier dates; $270,000, $270,000 and $168,750 was expensed in 1998, 1997 and 1996, respectively, relating to these options.

     Pro forma information regarding net loss and net loss per share is required by Statement 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method prescribed by that Statement. The fair value for options granted prior to the initial public offering was estimated at the date of grant using the Minimum Value pricing model. The fair value for options granted subsequent to the initial public offering was estimated at the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the appropriate models for 1998, 1997 and 1996: risk-free interest rates of 5.35%, 6.29%, and 6.69%, respectively; no dividend yields; volatility factor of the expected market price of the Company's common stock of 0.736, 0.666 and 0.928 in 1998, 1997 and 1996, respectively; and a weighted-average expected life of the option of 6 years.

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

                              NOVOSTE CORPORATION

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                    1998           1997          1996
                                                ------------   ------------   -----------
Pro forma net loss............................  $(27,761,134)  $(14,821,827)  $(6,175,817)
Pro forma net loss per share..................         (2.63)         (1.71)        (0.94)
Weighted-average fair value of options
  granted.....................................         14.61          11.08          6.97

     Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

     During June 1998, the Company granted 14,000 shares of restricted Common Stock from the Plan to an officer. These shares will vest over a four year period through June 1, 2002 provided that the officer is still employed by the Company, and the officer has voting rights once the shares vest. Based on the quoted market value per share at the grant date, the value of the shares awarded totaled $360,500 and has been recorded as unearned compensation in the statement of shareholders' equity. Such unearned compensation is being amortized to compensation expense over the four year vesting period. In February 1999 a similar grant of 10,000 shares of Common Stock was made to another officer; the unearned compensation related to this grant totaled $236,900.

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

6.  EMPLOYEE BENEFIT PLAN

     Effective January 1, 1997, the Company adopted a Defined Contribution 401(k) Plan in which all employees who are at least 21 years of age are eligible to participate. Contributions of up to 15% of compensation to the 401(k) Plan may be made by employees through salary withholdings. Company matching contributions are discretionary. In 1998 and 1997 the Company matched 33 1/3% of the first 6% of employee contributions, aggregating $72,000 and $29,000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 9, 1999.

                                           NOVOSTE CORPORATION

                                   By:     /s/ Thomas D. Weldon
                                           -----------------------
                                           Thomas D. Weldon
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 9, 1999.


/s/ Thomas D. Weldon                 Chief Executive Officer and Chairman
-----------------------------      (Principal Executive Officer)
Thomas D. Weldon

/s/ William A. Hawkins               President and Director
-----------------------------
William A. Hawkins

/s/ David N. Gill                    Chief Operating Officer and Chief Financial
-----------------------------      Officer (Principal Financial and Accounting
David N. Gill                      Officer)

                                     Director
-----------------------------
Donald C. Harrison, M.D.

/s/ Stephen Holmes                   Director
-----------------------------
J. Stephen Holmes

/s/ Charles E. Larsen                Director
-----------------------------
Charles E. Larsen

/s/ Pieter J. Schiller               Director
-----------------------------
Pieter J. Schiller

                                     Director
-----------------------------
Stephen I. Shapiro

/s/ Norman R. Weldon                 Director
-----------------------------
Norman R. Weldon, PhD.

                                     Director
-----------------------------
William E. Whitmer

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

      3.3(a)   Copy of Amended and Restated By-Laws of Registrant adopted
               December 20, 1996. (3)

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

      4.17(b)  Summary of Rights to Purchase Preferred Shares of Novoste
               Corporation.(2)

     *10.1     Copy of Stock Option Plan of Registrant, as amended. (3)

     #10.2     License Agreement, dated January 30, 1996, between Emory
               University and Registrant.(1)

     #10.3     Clinical Research Study Agreement, dated January 30, 1996, by
               Emory University and Registrant.(1)

     #10.4     License Agreement, dated January 31, 1996, between Spencer B.
               King III, M.D. and Registrant.(1)

     #10.5 Restenosis Therapy Project Development and Supply Agreement, dated November 28, 1994, with Registrant, relating to the supply of radioactive beta isotopes.(1)

     #10.6 Option to Purchase Assets Agreement dated August 22, 1995, with Registrant relating to the purchase of assets of Registrant's supplier of radioactive beta isotopes.(1)

      10.7 License/Product Supply Agreement, dated as of May 11, 1992, by and among Sumitomo Bakelite Co., Ltd., Sumitomo Plastics
               America, Inc., Norman R. Weldon, Thomas D. Weldon, Charles E.
               Larsen and Registrant.(1)

      10.8     Lease, dated July 9, 1992, between Weeks Master Partnership,
               L.P. and Registrant, as amended.(1)

      10.10    Frame Agreement with Bebig Isotopentechnik und
               Umweltdiagnostik GmbH regarding purchases and investment grant. (3)

     *10.12    Copy of Non-Employee Director Stock Option Plan. (3)

     #10.13    Memorandum of Understanding between Registrant and Bebig
               Isotopentechnik und Umweltdiagnostik GmbH regarding purchases and investment grant dated April 23, 1997.(4)

Exhibit
Numbers                             Description
-------                             -----------


     *10.14    Employment Agreement with William A. Hawkins III.(5)

     *10.15    Employment Agreement with Raoul Bonan, M.D. (5)

     *10.16    Restricted Stock Award Agreement with William A. Hawkins III.
               (5)

     *10.17    Non-Incentive Stock Option Agreement with William A. Hawkins
               III. (5)

     +10.18    Amendment to Framework Agreement and Security Agreement with
               Bebig GmbH. (5)

      10.19    Lease Agreement dated October 23, 1998 between Registrant and
               Weeks Realty, L.P., for facility located at 3890 Steve
               Reynolds Boulevard, Norcross, Georgia. (6)

     +10.20    Manufacturing Supply Agreement with SeaMED Corporation (7)

      10.21    Manufacturing Agreement between Novoste B.V. and AorTech
               Europe Limited

      23.1     Consent of Ernst & Young LLP relating to the Registrant's
               Registration Statement on Form S-8 (File Nos. 333-12717 and
               333-48823)

      27       Financial Data Schedule.


-------------------
         Portions have been omitted and filed separately with the Securities and
# Exchange Commission pursuant to an order granting confidential treatment.
+ Portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
(1) Filed as same numbered Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-4988).
(2) Filed as same numbered Exhibit to the Registrant's Registration Statement on Form 8-A filed on November 5, 1996.
(3) Filed as same numbered Exhibit to the Registrant's Form 10-K for the year ended December 31, 1996.
(4) Filed as same numbered Exhibit to the Registrant's Registration Statement on Form S-3 (File No. 333-38573).
(5) Filed as same numbered Exhibit to the Registrant's Form 10-Q for the three months ended June 30, 1998.
(6) Filed as same numbered Exhibit to the Registrant's Form 10-Q for the three months ended September 30, 1998.
(7) Filed as same numbered Exhibit to the Registrant's Form 8-K filed on January 27, 1999.
*        Constitutes a compensatory plan, contract or arrangement.