Form 10-K405/A
period 1998-12-31
NOVOSTE CORP /FL/
filed 1999-02-22
CIK 1012131

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-K/A

                                Amendment No. 1

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

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

Information note:

This Form 10-K/A is being filed to amend and restate Item 1 of Part I to read in its entirety as set forth below.

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

GENERAL

     Novoste has developed the Beta-Cath System, a hand-held device designed to deliver beta, or low penetration, radiation to the site of a treated blockage in a coronary artery to decrease the likelihood of restenosis. Restenosis, the renarrowing of a previously treated artery, is the major limitation of percutaneous transluminal coronary angioplasty or PTCA, a procedure used by interventional cardiologists to open blocked coronary arteries. We are currently conducting pivotal clinical trials of the Beta-Cath System and, assuming positive results, intend to file an initial pre-market approval application with the FDA in the first quarter of 2000. In August 1998, we qualified to apply CE marking to the Beta-Cath System, a requirement to sell our device in most of Western Europe.

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

     The Beta-Cath System is a hand-held device that hydraulically delivers beta radiation sources through a closed-end catheter to the area of the coronary artery injured by the immediately preceding PTCA procedure. To facilitate easy placement of the catheter, it is advanced over the same guidewire used in the PTCA procedure. After the administration of the prescribed radiation dose to a lesion site, which takes less than five minutes per lesion, the radiation sources are hydraulically returned to the hand-held transfer device. We expect to be able to reuse the radiation isotopes for up to a year due to the long half-life of the sources.

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

OUR BUSINESS STRATEGY

     Our objective is to become the leader in the commercialization of vascular brachytherapy devices. Elements of our strategy include:

     - Achieving First-to-Market Position and a Leading Market Share in the United States and Europe. We intend to be the first-to-market in the United States with a vascular brachytherapy device. We intend to seek approvals to use the Beta-Cath System to address a wide range of indications, including reduction of the incidence of restenosis following PTCA and stent placement and treatment of "in-stent" restenosis. We believe this broad label will enable us to achieve a leading market share of vascular brachytherapy devices. We received CE marking certification in August 1998, becoming the first company with approval to market a vascular brachytherapy device in Europe.

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

     - Short Procedure Times. The Beta-Cath System is designed to enhance patient safety and comfort, as well as to promote productivity in the cath lab, by delivering the recommended dosage in less than five minutes of radiation exposure per lesion.


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

      The Beta-Cath System Trial. On July 30, 1997 we initiated our Beta-Cath System Trial, a randomized, triple-masked, placebo-controlled, multicenter human clinical trial under an investigational device exemption granted by the FDA. The Beta-Cath System Trial seeks to determine the clinical safety and effectiveness of the Beta-Cath System in reducing coronary restenosis following PTCA or stent placement. We expect to enroll approximately 1,100 patients in the trial at up to 55 clinical sites, principally located in the United States. The protocol contemplates that patients will be divided into two approximately equal subgroups, one receiving PTCA alone and one receiving coronary stents in addition to PTCA. At February 18, 1999, we had enrolled 1,026 of the approximately 1,100 patients we anticipate enrolling in the Beta-Cath System Trial at 52 clinical sites, principally located in the United States. Approximately 60% of the patients enrolled at that date were in the subgroup receiving stents in addition to PTCA. In light of the greater than contemplated enrollment in the subgroup receiving stents, we may enroll up to approximately 100 additional patients beyond the 1,100 patients contemplated by the protocol in order to increase the total number treated following PTCA without stent placement. Patients in each subgroup of the trial receive, determined on a random basis, either vascular brachytherapy through the Beta-Cath System using a 30mm radiation source train or no vascular brachytherapy through a placebo version of the Beta-Cath System. In both subgroups, patients who receive the beta radiation receive dosages of 14 gray for vessels ranging from 2.70 to 3.35mm and 18 gray for vessels ranging from 3.36 to 4.00mm. A telephone follow-up with patients 30 days after treatment and a follow-up angiogram eight months after the initial treatment is performed.

The primary endpoint of the trial is the incidence of additional revascularization procedures. The secondary endpoints of the trial include a determination of the incidence of restenosis, a measurement of the late loss index and the frequency of major, adverse cardiac events.

     As is typical for patients receiving stent placement, the patients in the stent subgroup of the Beta-Cath Trial receive anti-platelet therapy to prevent stent thrombosis, a condition which can lead to acute closure of the treated artery. Stent thrombosis typically occurs within 30 days of treatment in a small percentage of patients receiving stent placement. There have been reported incidences of stent thrombosis in the Beta-Cath System Trial. While the incidence of stent thrombosis reported was within a normal range, we noted that these patients developed the condition later following their treatment than is normally observed. As a result, in October 1998, we modified the trial protocol for the stent subgroup to extend the anti-platelet therapy from two weeks to 60 days and to provide for additional follow-up contact with these patients in the second, third and fourth months after treatment. Given that the trial is triple-masked, we will not be able to draw any conclusions from this experience until the trial is complete.

     We anticipate completion of the patient follow-up in our Beta-Cath System Trial for the approximately 1,100 patients in the fourth quarter of 1999. If we enroll additional patients, we would anticipate completion of their follow-up angiograms by the end of the first quarter of 2000. If the trial yields positive results, we intend to file during the first quarter of 2000 an application to the FDA to obtain pre-market approval to sell the Beta-Cath System in the United States. We anticipate that the application will include data from either both subgroups of the Beta-Cath System Trial or only the subgroup of patients receiving stent placement. In the latter case, we would need to obtain FDA permission to exclude the data from the PTCA only subgroup and amend the application with that data later. Failure to obtain FDA permission to exclude that data could delay the filing of our pre-market approval application pending completion and analysis of the follow-up angiograms on the up to 100 additional patients we may treat.

     The START Trial. On September 21, 1998, we initiated the "Stents And Radiation Trial" or START Trial, a randomized, triple-masked, placebo-controlled, multicenter human clinical trial, under an investigational device exemption granted by the FDA. The primary endpoint of this trial is the incidence of additional revascularization procedures in the previously treated artery within eight months of treatment. The START Trial seeks to determine the safety and effectiveness of the Beta-Cath System in treating "in-stent" restenosis. We expect to enroll 386 patients at up to 55 clinical sites, principally located in the United States. We are dividing patients into two approximately equal subgroups, one receiving vascular brachytherapy through the Beta-Cath System and the other receiving no vascular brachytherapy through a placebo version of the Beta-Cath System. Patients who receive the beta radiation will receive dosages of 16 gray for vessels ranging from 2.70 to 3.35mm and 20 gray for vessels ranging from 3.36 to 4.00mm, slightly higher doses than those used in our Beta-Cath System Trial because of radiation shielding from stents previously implanted in a procedure unrelated to this trial. Through January 1999, the patients receiving beta radiation were treated with 30mm source trains. We are now also utilizing a 40mm source train in conjunction with longer angioplasty balloons for patients with longer lesions. A follow-up angiogram eight months after the initial treatment will be performed to observe the treated artery. The angiograms will be analyzed to determine whether there has been an incidence of restenosis and to measure the late loss index. As of February 18, 1999, we had enrolled a total of 235 patients at 36 clinical sites.

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

     Various factors, including difficulties in enrolling patients and performing follow-up examinations on patients could delay completion of the trials for an indeterminate amount of time. The data from these trials, if completed, may not demonstrate safety and effectiveness and may not be adequate to support our application to the FDA for pre-market approval of the Beta-Cath System. If the Beta-Cath System does not prove to be safe and effective in clinical trials, our business, financial condition and results of operations will be materially adversely affected and it could result in cessation of our business. In addition, the clinical trials may identify significant technical or other obstacles to obtaining necessary regulatory approvals.

Vascular Brachytherapy Trials Using Gamma Radiation

     To our knowledge, third parties have completed two clinical trials of vascular brachytherapy devices to date. These trials were randomized, double-blinded, placebo-controlled trials. While these trials were not pivotal, their results provide some preliminary validation of the effectiveness of vascular brachytherapy devices in reducing the incidence of coronary restenosis following PTCA.

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

     We qualified in August 1998 to apply CE marking to the Beta-Cath System, a requirement to sell our device in most of Western Europe, and recorded our first sale there in December 1998. We believe that we are the only company that has qualified to apply CE marking to an intracoronary radiation device. We are actively recruiting a direct sales force for the larger European markets as well as independent distributors for other international markets. We will operate under written distribution agreements with our distributors. Distributors generally will have the exclusive right to sell our products within a defined territory. These distributors also typically market other medical products, although we will seek to obtain covenants from our distributors prohibiting them from marketing medical devices that compete directly with the Beta-Cath System. Our distributors will purchase our products at a discount from the end user list price and resell the products to hospitals and clinics. The distributor and end-user prices vary from country to country. We currently have nine employees based in Europe directly involved with developing sales in Europe. We also are currently conducting a 200 patient multicenter trial in Europe intended to enhance market acceptance of the Beta-Cath System among physicians and to collect additional clinical data.

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

MANUFACTURING, SOURCES OF SUPPLY AND SCALE-UP

     Our manufacturing operations are required to comply with the FDA's quality systems regulations, which will include an inspection of our manufacturing facilities prior to pre-market approval. In addition, certain international markets have quality assurance and manufacturing requirements that may be more or less rigorous than those in the United States. Specifically, we are subject to the compliance requirements of ISO 9001 certification and CE mark directives in order to produce products for sale in Europe. We received ISO 9001/EN 46001 certification from our European notified body in April 1998. We are subject to periodic inspections by regulatory authorities to ensure such compliance. See "Government Regulation."

      We conduct quality audits of suppliers and we are establishing a vendor certification program. All suppliers of components must also be in compliance with Novoste's and the FDA's quality systems regulations.

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


     We have two versions of our delivery catheter: a "rapid exchange" catheter and an "over the wire" catheter. As a result of certain United States patents held by other device manufacturers covering "rapid exchange" catheters, we currently intend to sell the "over the wire" version of our delivery catheter in the United States. If further investigation reveals that we may sell a "rapid exchange" version in the United States without infringing the valid patent rights of others, we might decide to do so in the future. However, we cannot assure that we will be able to sell a "rapid exchange" version in the United States without a license of third party patent rights or that such a license would be available to us on favorable terms or at all.

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


Government Regulation

  United States

     Our Beta-Cath System is regulated in the United States as a medical device. As such, we are subject to extensive regulation by the FDA, by other federal, state and local authorities and by foreign governments. The FDA regulates the clinical testing, manufacture, packaging, labeling, storage, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing approvals, a recommendation by the FDA that we not be permitted to enter into government contracts, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed.

     In the United States, medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Under FDA regulations Class I devices are subject to general controls (for example, labeling, pre-market notification and adherence to good manufacturing practices or quality systems regulations) and Class II devices are subject to general and special controls (for example, performance standards, postmarket surveillance, patient registries, and FDA guidelines). Class III is the most stringent regulatory category for medical devices. Generally, Class III devices are those that must receive pre-market approval by the FDA after evaluation of their safety and effectiveness (for example, life-sustaining, life-supporting or| implantable devices, or new devices that have not been found substantially equivalent to other Class II legally marketed devices). The Beta-Cath System is a Class III device, which will require the FDA's pre-market approval prior to its commercialization.

     A pre-market approval application must be supported by valid scientific evidence, which typically includes extensive data, including preclinical and human clinical trial data to demonstrate safety and effectiveness of the device. If human clinical trials of a device are required and the device trial presents a "significant risk," the sponsor of the trial, usually the manufacturer or the distributor of the device, is required to file an investigational device exemption application with the FDA and obtain FDA approval prior to commencing human clinical trials. The investigational device exemption application must be supported by data, typically including the results of animal and laboratory testing. If the investigational device exemption application is approved by the FDA and one or more appropriate Institutional Review Boards, or "IRBs," human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA.

     The pre-market approval application must also contain the results of all relevant bench tests, laboratory and animal studies, a complete description of the device and its components, and a detailed description of the methods, facilities and controls used to manufacture the device. In addition, the submission should include the proposed labeling, advertising literature and training methods (if required). Upon receipt of a pre-market approval application, the FDA makes a threshold determination as to whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the pre-market approval application is sufficiently complete to permit a substantive review, the FDA will accept the application for filing and begin an in-depth review of the pre-market approval application. An FDA review of a pre-market approval application generally takes one to two years from the date the pre-market approval application is accepted for filing, but may take significantly longer. The review time is often significantly extended by the FDA asking for more information or clarification of information previously submitted. During the review period an advisory committee, primarily comprised of clinicians, will likely be convened to review and evaluate the application and provide recommendations to the FDA as to whether the device should be approved. The FDA is not bound by those recommendations. During the review process of the pre-market approval application, the FDA generally will conduct an inspection of the manufacturer's facilities to ensure that the facilities are in compliance with the applicable good manufacturing practices requirements or quality systems regulations. To date, the FDA has not inspected our current compliance with quality systems regulations with respect to the Beta-Cath System.

     If the FDA's evaluation of the pre-market approval application is favorable, the FDA will either issue an approval letter or an "approvable letter," containing a number of conditions which must be satisfied in order to secure the final approval of the pre-market approval application. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a letter approving a pre-market approval application authorizing commercial marketing of the device for certain indications. If the FDA's evaluation of the pre-market approval application or manufacturing facilities is not favorable, the FDA will deny approval of the pre-market approval application or issue a "not approvable letter." The FDA may also determine that additional clinical trials are necessary, in which case approval of the pre-market approval application could be delayed for several years while additional clinical trials are conducted and submitted in an amendment to the pre-market approval application.

     We are currently conducting two pivotal trials of the Beta-Cath System under an investigational device exemption granted by the FDA. There can be no assurance as to when, or if, we will complete the enrollment for our current pivotal clinical trials or that data from such trials, if completed, will be adequate to support approval of a pre-market approval application.

     The process of obtaining a pre-market approval and other required regulatory approvals can be expensive, uncertain and lengthy, and there can be no assurance that we will ever obtain such approvals. At the earliest, we do not anticipate filing pre-market approval applications for the Beta-Cath System until the first quarter of 2000, and do not anticipate receiving a pre-market approval for the system until at least one year after such pre-market approval application is accepted for filing, if at all. There can be no assurance that the FDA will act favorably or quickly on any of our submissions to the FDA. We may encounter significant difficulties and costs in our efforts to obtain FDA approval that could delay or preclude us from selling our products in the United States. Furthermore, the FDA may request additional data or require that we conduct further clinical studies, causing us to incur substantial cost and delay. In addition, the FDA may impose strict labeling requirements, onerous operator training requirements or other requirements as a condition of our pre-market approval, any of which could limit our ability to market our systems. Labeling and marketing activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. FDA enforcement policy strictly prohibits the marketing of FDA cleared or approved medical devices for unapproved uses. Further, if a company wishes to modify a product after FDA approval of a pre-market approval, including any changes that could affect safety or effectiveness, additional approvals will be required by the FDA. Such changes include, but are not limited to: new indications for use, the use of a different facility to manufacture, changes to process or package the device, changes in vendors to supply components, changes in manufacturing methods, changes in design specifications and certain labeling changes. Failure to receive or delays in receipt of FDA approvals, including the need for additional clinical trials or data as a prerequisite to approval, or any FDA conditions that limit our ability to market our systems, could have a material adverse effect on our business, financial condition and results of operations.

     Any products we manufacture or distribute pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their establishments and list their devices with the FDA and certain state agencies, and are subject to periodic inspections by the FDA and those state agencies.
The Food, Drug and Cosmetic Act requires device manufacturers to comply with good manufacturing practices regulations. A new set of regulations, called the quality systems regulations, went into effect June 1, 1997. The regulations require that medical device manufacturers comply with various quality control requirements pertaining to design controls, purchasing contracts, organization and personnel; device and manufacturing process design; buildings, environmental control, cleaning and sanitation; equipment and calibration of equipment; medical device components; manufacturing specifications and processes; reprocessing of devices; labeling and packaging; in-process and finished device inspection and acceptance; device failure investigations; and recordkeeping requirements including compliance files. The FDA enforces these requirements through periodic inspections of medical device manufacturing facilities. In addition, a set of regulations known as the medical device reporting regulations obligates manufacturers to inform the FDA whenever information reasonably suggests that one of its devices may have caused or contributed to a death or serious injury, or when one of its devices malfunctions and, if the malfunction were to recur, the device would be likely to cause or contribute to a death or serious injury.

     Labeling and promotional activities are also subject to scrutiny by the FDA. Among other things, labeling violates law if it is false or misleading in any respect or it fails to contain adequate directions for use. Moreover, any labeling claims that exceed the representations approved by the FDA will violate the Food, Drug and Cosmetic Act.

     Our product advertising is also subject to regulation by the Federal Trade Commission under the Federal Trade Commission Act, which prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce, including the dissemination of any false advertisement pertaining to medical devices. Under the Federal Trade Commission's "substantiation doctrine," an advertiser is required to have a "reasonable basis" for all product claims at the time claims are first used in advertising or other promotions.

     Our business involves the import, manufacture, distribution, use and disposal of Strontium 90 (Strontium/Yttrium), the beta-emitting radioisotope utilized in the Beta-Cath System's radiation source train. Accordingly, manufacture, distribution, use and disposal of the Beta-Cath System will also be subject to federal, state and/or local laws and regulations relating to the use and handling of radioactive materials. Specifically, we must obtain approval from the State of Georgia Department of Natural Resources to commercially distribute our radiation sources to licensed recipients in the United States. We and/or our supplier of radiation sources must also comply with NRC and United States Department of Transportation regulations on the labeling and packaging requirements for shipment of radiation sources to hospitals or other users of the Beta-Cath System. Further, hospitals and/or physicians in the United States may be required to amend their radiation licenses to hold, handle and use Strontium 90 prior to receiving and using our Beta-Cath System.

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


     The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA approval, and the requirements may differ. The European Union has promulgated rules requiring that medical devices placed on the market after June 14, 1998 bear CE marking, a legal symbol attesting to compliance with the appropriate directive which, in our case, is the medical devices directive. We qualified to apply CE marking to the Beta-Cath System in August 1998, which allows us to sell the device in the 18 countries of the European Economic Area, or EEA, and Switzerland. Although the medical devices directive is intended to ensure free movement within the EEA of medical devices that bear the CE marking, many countries in the EEA have imposed additional requirements, such as labeling in the national language and notification of placing the device on the market. In addition, regulatory authorities in European countries can demand evidence on which conformity assessments for CE-marked devices are based and in certain circumstances can prohibit the marketing of products that bear the CE marking. Many European countries maintain systems to control the purchase and reimbursement of medical equipment under national health care programs, and the CE marking does not affect these systems. The Company's products have not received regulatory approval in Japan nor have they been approved for government reimbursement in Japan.

     In addition, there are generally foreign regulatory barriers other than pre-market approval (including separate regulations concerning the distribution, use, handling and storage of radiation sources), and the export of devices must be in compliance with FDA regulations. The distribution and use of the Beta-Cath System outside the United States is subject to radiation regulatory requirements that vary from country to country and sometimes vary within a given country. Generally, each country has a national regulatory agency responsible for regulating the safe practice and use of radiation in its jurisdiction. In addition, each hospital desiring to use the Beta-Cath System is generally required to amend its radiation license to hold, handle and use the Strontium 90 sources in our device. Generally, these licenses are specific to the amount and type of radioactivity utilized. In addition, generally the use of a radiation source by a physician, either for a diagnostic or therapeutic application, also requires a license, which again is specific to the isotope and the clinical application.

     Obtaining any of the foregoing radiation-related approvals and licenses can be complicated and time consuming. If we or any hospital or physician is significantly delayed in obtaining any of the foregoing approvals or any of those approvals are not obtained, our business, financial condition and results of operations could be materially adversely affected. Third-Party Reimbursement

THIRD PARTY REIMBURSEMENT

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

     In international markets, market acceptance of the Beta-Cath System may be dependent in part upon the availability of reimbursement within the prevailing healthcare payment systems. Reimbursement systems vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. In foreign markets, reimbursement is obtained from a variety of sources, including government sponsored healthcare and private health insurance plans. In some countries the healthcare systems are centrally organized, but in most cases there is a degree of regional autonomy either in deciding whether to pay for a particular procedure or in setting the reimbursement level. The way in which new devices enter the healthcare system depends on the system: there may be a national appraisal process leading to a new procedure or product coding, or it may be a local decision made by the relevant hospital department. The latter is particularly the case where |a global payment is made that does not detail specific technologies used in the treatment of a patient. In most foreign countries there are also private insurance plans that may offer reimbursement for alternative therapies.
Although not as prevalent as in the United States, managed care is gaining prevalence in certain European countries. We will seek international reimbursement approvals, although there can be no assurance that any such approvals will be obtained in a timely manner or at all. Failure to receive international reimbursement approvals could have an adverse effect on market acceptance of our products in the international markets in which such approvals are sought.

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

     The Beta-Cath System will require further development and clinical testing, as well as regulatory approval, before we can market it in the United States. Our development efforts and clinical testing may not be successful. In addition, we may be unable to:

          - Show the safety and effectiveness of the Beta-Cath System in placebo-controlled human clinical trials;

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

EARLY STAGE OF CLINICAL TESTING OF BETA-CATH SYSTEM; NO ASSURANCE OF ITS SAFETY AND EFFICACY

     The safety and effectiveness of the Beta-Cath System or of any vascular brachytherapy device has not been determined in a placebo-controlled, pivotal trial. We are currently conducting multi-center human clinical trials of the Beta-Cath System to determine its safety and effectiveness. At February 18, 1999, we had enrolled 1,026 of the approximately 1,100 patients we anticipate enrolling in the Beta-Cath System Trial and 235 of the approximately 386 patients we anticipate enrolling in the START Trial. These multi-center trials require follow-up examinations with patients after eight months. We anticipate completion of the follow-up angiograms on the approximately 1,100 patients by the end of 1999. We may enroll up to approximately 100 additional patients in the Beta-Cath System Trial beyond the 1,100 patients contemplated by the protocol in order to increase the total number treated following PTCA without stent placement, and would expect completion of the follow-up on these additional patients by the end of the first quarter of 2000. It is only after analysis of a statistically significant number of patients in one of these trials that we would apply for the regulatory approvals required to commence marketing the Beta-Cath System in the United States. Various factors, including difficulties in enrolling patients and performing follow-up examinations on patients could delay completion of either trial for an indeterminate amount of time. The data from these trials, if completed, may not demonstrate the safety and effectiveness of the Beta-Cath System and may not be adequate to support our application to the FDA for pre-market approval. If the Beta-Cath System does not prove to be safe and effective in clinical trials, our business, financial condition and results of operations will be materially adversely affected and we could be required to cease our operations. In addition, the clinical trials may identify significant technical or other obstacles to obtaining necessary regulatory approvals. Because vascular brachytherapy in human coronary arteries is a relatively new treatment, the long-term effects on patients are not known and likely will not be known for several years. As a result, even if our current clinical trials indicate the Beta-Cath System is safe and effective over an eight-month period, we cannot be sure that the Beta-Cath System will be safe and effective over the long term.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 1999.

                                       NOVOSTE CORPORATION

                               By:     /s/ David N. Gill
                                       -----------------------
                                       David N. Gill
                                       Chief Operating Officer and Chief
                                       Financial  Officer (Principal Financial
                                       and Accounting Officer)