Form 10-Q
period 1999-03-31
NOVOSTE CORP /FL/
filed 1999-05-18
CIK 1012131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the quarterly period ended March 31, 1999.

|_| Transition period pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the transition period from _____________ to ______________.

                                     0-20727
                                     -------
                            (Commission File Number)

                               Novoste Corporation
                               -------------------
             (Exact Name of Registrant as Specified in Its Charter)

   Florida                                                  59-2787476
   -------                                                  ----------
   (State or Other Jurisdiction of                          (I.R.S. Employer
   Incorporation or Organization)                           Identification No.)

   3890 Steve Reynolds Blvd., Norcross, GA                  30093
   ---------------------------------------                  -----
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

As of April 30, 1999 there were 14,074,462 shares of the Registrant's Common Stock outstanding.

Exhibit Index on page: 23

Total number of pages: 24

                               NOVOSTE CORPORATION

                                    FORM 10-Q

                                      INDEX

PART I. FINANCIAL INFORMATION                                           PAGE NO.
                                                                        --------

      Item 1. Consolidated Financial Statements

              Consolidated Balance Sheets as of March 31, 1999
                (unaudited) and December 31, 1998                           3

              Consolidated Statements of Operations (unaudited)
                for the three months ended March 31, 1999 and 1998          4

              Consolidated Statements of Cash Flows (unaudited)
                for the three months ended March 31, 1999 and 1998          5

              Notes to Consolidated Financial Statements                    6-7

      Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         8-20

PART II. OTHER INFORMATION

      Item 5. Other Information                                             21

      Item 6. Exhibits and Reports on Form 8-K                              21

SIGNATURES                                                                  22

EXHIBIT INDEX                                                               23

                               NOVOSTE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                    March 31,      December 31,
                                                     1999              1998
                                                 -------------    -------------
                                                  (unaudited)
Assets
Current assets:
  Cash and cash equivalents                      $  43,335,098    $   2,352,517
  Short-term investments                            22,256,214       23,695,451
  Accounts receivable                                   83,910            8,775
  Inventory                                          1,819,084          537,351
  Prepaid expenses                                     245,602          168,142
                                                 -------------    -------------
Total current assets                                67,739,908       26,762,236
                                                 -------------    -------------
Property and equipment, net                          2,815,873        2,327,467
License agreements, net                                122,712          126,121
Other assets                                           265,972          266,408
                                                 -------------    -------------
                                                 $  70,944,465    $  29,482,232
                                                 =============    =============

Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable                               $   2,215,964    $   1,059,591
  Accrued expenses and taxes withheld                3,931,842        3,905,548
                                                 -------------    -------------
Total current liabilities                            6,147,806        4,965,139
                                                 -------------    -------------

Shareholders' equity:
  Preferred stock, $.01 par value,
    5,000,000 shares authorized;
    no shares issued and outstanding                        --               --
  Common stock, $.01 par value,
    25,000,000 shares authorized;
    14,072,217 and 10,704,817 shares
    issued, respectively                               140,722          107,048
  Additional paid-in capital                       125,533,928       77,022,813
  Accumulated deficit                              (60,342,948)     (52,281,001)
                                                 -------------    -------------
                                                    65,331,702       24,848,860
  Less treasury stock, 5,780 shares of common
    stock at cost                                      (23,840)         (23,840)
  Unearned compensation                               (511,203)        (307,927)
                                                 -------------    -------------
Total shareholders' equity                          64,796,659       24,517,093
                                                 -------------    -------------
                                                 $  70,944,465    $  29,482,232
                                                 =============    =============

See accompanying notes.

                               NOVOSTE CORPORATION

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                        Three months ended
                                                             March 31,
                                                     1999              1998
                                                 ------------------------------

Net revenue                                      $     80,913      $         --
Cost of sales                                         175,148                --
                                                 ------------      ------------
Gross margin                                          (94,235)               --
                                                 ------------      ------------

Operating Expenses:
     Research and development                       6,162,769         3,928,534
     Sales and marketing                            1,374,006           365,958
     General and administrative                       743,532           511,319
                                                 ------------      ------------
Total operating expenses                            8,280,307         4,805,811
                                                 ------------      ------------
Loss from operations                               (8,374,542)       (4,805,811)
                                                 ------------      ------------

Interest income                                       312,597           627,880
                                                 ------------      ------------
Net loss                                         $ (8,061,945)     $ (4,177,931)
                                                 ============      ============

Net loss per share                               $      (0.72)     $      (0.40)
                                                 ============      ============

Weighted average shares outstanding                11,250,436        10,383,001
                                                 ============      ============

See accompanying notes.

                               NOVOSTE CORPORATION

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For the three months
                                                          ended March 31,
                                                      1999             1998
                                                  ------------     ------------
Cash flows from operating activities
Net loss                                          $ (8,061,945)    $ (4,177,931)
Adjustments to reconcile net loss to
  net cash used by operating activities:
  Depreciation and amortization                        196,625           98,537
  Issuance of stock for services
    or compensation                                    102,455           67,500
  Amortization of deferred compensation                 32,350
  Changes in assets and liabilities:
    Accounts receivable                                (75,135)              --
    Inventory                                       (1,281,733)              --
    Prepaid expenses                                   (77,460)         (74,625)
    Accounts payable                                 1,156,373         (232,271)
    Accrued expenses and taxes withheld                 26,294          374,439
    Other                                              (34,520)         138,709
                                                  ------------     ------------
Net cash used by operations                         (8,016,696)      (3,805,642)
                                                  ------------     ------------

Cash flows from investing activities
Maturity (purchase) of short-term
  investments                                        1,439,237        7,859,689
Purchase of property and equipment, net               (681,624)        (409,856)
                                                  ------------     ------------
Net cash (used) provided by investing
  activities                                           757,613        7,449,833
                                                  ------------     ------------

Cash flows from financing activities
Proceeds from issuance of common stock              48,241,664          319,956
                                                  ------------     ------------
Net cash provided by financing activities           48,241,664          319,956
                                                  ------------     ------------
Net increase in cash and cash equivalents           40,982,581        3,964,147
Cash and cash equivalents at beginning
  of period                                          2,352,517       35,993,933
                                                  ------------     ------------
Cash and cash equivalents at end of period        $ 43,335,098     $ 39,958,080
                                                  ============     ============

See accompanying notes.

                               NOVOSTE CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999

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

The operating results of the interim periods presented are not necessarily indicative of the results to be achieved for the year ending December 31, 1999. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998 included in the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

The consolidated financial statements include the accounts of Novoste Corporation and its wholly-owned subsidiaries incorporated in August 1998 in The Netherlands, in December 1998 in Belgium and February 1999 in Germany. Significant intercompany transactions and accounts have been eliminated.

Note 2. Inventories

Inventories are stated at the lower of estimated standard costs or market. Inventories are comprised of the following at March 31, 1999:

                                 March 31, 1999   December 31, 1998
                                 --------------   -----------------

          Finished Goods             $1,075,333          $  382,424
          Work in Process                54,470                  --
          Raw Materials                 689,281             154,927
                                     ----------          ----------
          Total                      $1,819,084          $  537,351
                                     ==========          ==========

Note 3. Net Loss Per Share

The basic and diluted loss per share is computed based on the weighted average number of common shares outstanding. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive.

Note 4. Cash Equivalents and Investments

Cash equivalents are comprised of certain highly liquid investments with maturities of less than three months at the time of their acquisition. In addition to cash equivalents, we have investments in commercial paper that are classified as short-term (mature in more than 90 days but less than one year). Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Investments held-to-maturity are carried at amortized cost, adjusted for the amortization or accretion of premiums or discounts without recognition of gains or losses that are deemed to be temporary. Premiums and discounts are amortized or accreted over the life of the related instrument as an adjustment to yield using the straight-line method, which approximates the effective interest method. Interest income is recognized when earned.

Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity, if significant. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. At March 31, 1999, fair value approximated net book value for all short term investments.

Note 5. Revenue Recognition

Revenues from sales of products are recognized at the time of shipment with allowances provided for estimated returns and warranty costs.

Note 6. Follow-on Equity Offering

On March 19, 1999 the Company completed a follow-on equity offering (the "Offering") of 2,400,000 newly issued shares of its common stock at a public offering price of $20 per share. On March 24, 1999 the Company issued an additional 160,000 shares of common stock pursuant to the exercise of the underwriters' over-allotment option. Net proceeds to the Company after the exercise of the underwriters' over-allotment option totaled $47.5 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

The statements contained in this Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and risks which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Some of these risks are discussed below in the section "Certain Factors That May Impact Future Operations." Additional risk factors are discussed in our prospectus dated March 15, 1999 under the caption "Risk Factors" beginning on page 9 and other reports filed by the Company from time to time on Forms 10-Q and 8-K. The Company does not undertake any obligation to update or revise any forward-looking statement, made by it or on its behalf, whether as a result of new information, future events, or otherwise.

Overview

Novoste commenced operations as a medical device company in May 1992. Beginning in 1994, we devoted substantially all of our efforts to developing the Beta-Cath(TM) System, an intraluminal beta radiation catheter delivery system designed to reduce the frequency of restenosis subsequent to percutaneous transluminal coronary angioplasty ("PTCA") as well as other interventional procedures.

For the period since its capitalization through March 31, 1999 we earned minimal non-recurring revenues and experienced significant losses in each period. At March 31, 1999 we had an accumulated deficit of approximately $60.3 million. We expect to continue to incur significant operating losses through at least 2000 as the we conduct clinical trials, seek regulatory approval or clearance for our products, continue research and development projects, expand our sales and marketing efforts in contemplation of product introduction and market development, and increase our administrative activities to support our growth.

The clinical trials may not demonstrate the safety and efficacy of the Beta-Cath System. Additionally, we may not obtain necessary approvals for the Beta-Cath System from the FDA, the State of Georgia Department of Natural Resources or other state or foreign governmental agencies. Our research and development efforts may not be successfully completed. We may not successfully introduce the Beta-Cath System or attract any significant level of market acceptance for the Beta-Cath System or any other product we develop. We may never achieve significant revenues from sales of our Beta-Cath System and we may never achieve or sustain profitability.

Clinical Trials

We are currently conducting two pivotal clinical trials of the Beta-Cath System: the Beta-Cath System Trial and the START Trial. These trials are intended to support a pre-market approval application to the FDA to market our device in the United States to reduce the incidence of coronary restenosis following PTCA, stent placement and the treatment of "in-stent" restenosis.

The Beta-Cath System Trial. On July 30, 1997 we initiated our Beta-Cath System Trial, a randomized, triple-masked, placebo-controlled, multicenter human clinical trial under an investigational device exemption granted by the FDA. The Beta-Cath System Trial seeks to determine the clinical safety and effectiveness of the Beta-Cath System in reducing coronary restenosis following PTCA or stent placement. We initially targeted enrollment for approximately 1,100 patients in the trial at up to 55 clinical sites located in the United States. The protocol contemplates that patients will be divided into two approximately equal subgroups, one receiving PTCA alone and one receiving coronary stents in addition to PTCA.

Patients in each subgroup of the trial receive, determined on a random basis, either vascular brachytherapy through the Beta-Cath System using a 30mm radiation source train or no vascular brachytherapy through a placebo version of the Beta-Cath System. In both subgroups, patients who receive the beta radiation receive dosages of 14 gray for vessels ranging from 2.70 to 3.35mm and 18 gray for vessels ranging from 3.36 to 4.00mm. The protocol provides for telephone follow-up with patients 30 days after treatment for PTCA patients and monthly for newly stented patients up to the eighth month, and a follow-up angiogram eight months after the initial treatment regardless of the treatment. The primary endpoint of the trial is the incidence of additional revascularization procedures in the vessel originally treated within eight months. Other endpoints of the trial include a determination of the incidence of restenosis, a measurement of the late loss index and the frequency of major adverse cardiac events.

As is typical for patients receiving stent placement, the patients in the stent placement subgroup of the Beta-Cath System Trial receive anti-platelet therapy to prevent stent thrombosis, a condition which can lead to acute closure of the treated artery. Stent thrombosis typically occurs within 30 days of treatment in a small percentage of patients receiving stent placement. There have been reported incidences of stent thrombosis in the Beta-Cath System Trial. These patients developed the condition later following their treatment than is normally observed. As a result, in November 1998, we modified the Trial protocol for the stent placement subgroup to extend the anti-platelet therapy from two weeks to 60 days following stent placement and to provide for additional follow-up contact with these patients in the second, third and fourth months after treatment. On April 27, 1999 we announced approval of our intention to increase patient enrollment in the stent placement subgroup of the Trial and to extend the anti-platelet therapy to a minimum of 90 days following stent placement. These changes were made based upon a recommendation made by the Data Safety and Monitoring Board (DSMB) at its March 1999 meeting. The DSMB is an independent committee of clinicians and statisticians that has responsibility for review of the study protocol and clinical events at regular intervals during patient enrollment into the Trial. Based on its review of the available data set, including the incidence of major adverse cardiac events, the DSMB proposed these changes to ensure sufficient data to evaluate the safety and effectiveness of the Beta-Cath System with the revised anti-platelet therapy protocol. At April 27, 1999, we had enrolled 1,186 patients in the Beta-Cath System Trial at 58 clinical sites, principally located in the United States. The PTCA subgroup is now complete and we are focusing on completing the stent placement subgroup. We currently plan to enroll up to an additional 300 patients in that subgroup with a goal of having approximately 480 patients in the stent placement subgroup with the extended anti-platelet therapy.

The START Trial. On September 21, 1998, we initiated the "STents And Radiation Trial" or START Trial, a randomized, triple-masked, placebo-controlled, multicenter human clinical trial, under an investigational device exemption granted by the FDA. The primary endpoint of this trial is the incidence of additional revascularization procedures in the previously treated artery within eight months of treatment. The START Trial seeks to determine the safety and effectiveness of the Beta-Cath System in treating "in-stent" restenosis. We divided patients into two approximately equal subgroups, one receiving vascular brachytherapy through the Beta-Cath System and the other receiving no vascular brachytherapy through a placebo version of the Beta-Cath System. Patients who received the beta radiation received dosages of 16 gray for vessels ranging from
2.70 to 3.35mm and 20 gray for vessels ranging from 3.36 to

4.00mm, slightly higher doses than those used in our Beta-Cath System Trial because of radiation shielding from stents previously implanted in a procedure unrelated to this trial. Although the START Trial protocol does not contemplate the placement of new stents, we believe that approximately 20% of the enrolled patients received new stents. We have achieved our targeted enrollment of 386 patients and enrollment in this trial was stopped effective April 30, 1999. A total of 460 patients were enrolled at 51 sites, located principally in the United States. A follow-up angiogram eight months after the initial treatment will be performed to observe the treated artery. The angiogram will include a determination if there has been an incidence of restenosis and a measurement of late loss index.

Results of Operations

Net loss for the three months ended March 31, 1999 was $8,062,000, or ($.72) per share, as compared to $4,178,000 or ($.40) per share, for the three months ended March 31, 1998. The increase in net loss for the three months ended March 31, 1999 compared to the year earlier period was primarily due to increased research and development spending related to the company's clinical trials and product development activities and increased sales and marketing spending related to the commercial launch of the Beta-Cath System in Europe.

Net Revenues. Net Revenues of $80,900 were earned in the three months ended March 31, 1999 and resulted from sales of the Beta-Cath System in Europe. No revenues were earned for the three months ended March 31, 1998.

Cost of Sales. Cost of sales of $175,148 were incurred in the three months ended March 31, 1999. No cost of sales were incurred for the three months ended March 31, 1998. Due to the relatively low production volumes, cost of sales exceeded net revenue in the three months ended March 31, 1999. The Company expects cost of sales to also exceed sales throughout 1999 as the Company increases both its European production and sales activities.

Research and Development Expenses. Research and development expenses increased 57% to $6,163,000 for the three months ended March 31, 1999 from $3,929,000 for the three months ended March 31, 1998. These increases were primarily a result of patient enrollment and follow-up costs in the Company's clinical trials, the cost of supplying the Beta-Cath System to all the clinical sites, services provided by outside consultants in the development of the Beta-Cath System, and costs related to the ongoing ramp-up of manufacturing activities in Scotland to support product sales in Europe.

Sales and Marketing Expenses. Sales and marketing expenses increased 275% to $1,374,000 for the three months ended March 31, 1999 from $366,000 for the three months ended March 31, 1998. These increases were primarily the result of higher personnel, trade show, consulting and promotional literature costs associated with selling the Company's product and maintaining a direct sales operation in Europe. The Company expects sales and marketing expenses to significantly increase in the future, as direct distribution is expanded in Europe, and if and when the Beta-Cath System is approved in the U.S. and launched commercially.

General and Administrative Expenses. General and administrative expenses increased 45% to $744,000 for the three months ended March 31, 1999 from $511,000 for the three months ended March 31, 1998. This increase for the three month period was primarily the result of additional management personnel, higher salaries, and the costs associated with the move to a new facility. The Company expects general and administrative expenses to increase in the future in support of a higher level of operations.

Interest Income. Net interest income decreased 50% to $313,000 for the three months ended March 31, 1999 from $628,000 for the three months ended March 31, 1998. The decrease in interest income was primarily due to the decrease in average cash equivalent and short-term investment balances.

Liquidity and Capital Resources

During the three months ended March 31, 1999 and 1998 the Company used cash to fund operations of $8.0 million and $3.8 million, respectively. The increase in cash used in operations was due primarily to increased research and development activities, the expansion of marketing activities in Europe. At March 31, 1999, the Company had commitments to purchase $3.9 million in inventory components of the Beta-Cath System over the next two years and $400,000 in production equipment. Future cash needs for operating activities are anticipated to be higher than historical levels because of the development, manufacturing scale-up and commercialization of the Beta-Cath System, subject to the factors discussed below.

On March 19, 1999 the Company completed a follow-on public offering (the "Offering") of 2,400,000 newly issued shares of its common stock at a public offering price of $20 per share. On March 24, 1999 the Company issued an additional 160,000 shares of common stock pursuant to the exercise of the underwriters' over-allotment option. Net proceeds to the Company after the exercise of the underwriters' over-allotment option totaled $47.5 million.

The Company's principal source of liquidity at March 31, 1999 consisted of cash, cash equivalents and short-term investments of $65.6 million. The Company did not have any credit lines available or outstanding borrowings at March 31, 1999.

The Company anticipates that its operating losses will continue through at least 2000 as it expends substantial resources in funding clinical trials in support of regulatory approvals, and continues to expand research and development and marketing activities. We believe that our existing capital resources will be sufficient to fund the company through the end of 2000, but those resources may prove insufficient. We cannot assure that additional financing, if required, will be available on satisfactory terms, or at all. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including: the progress of the Company's clinical research and product development programs; the receipt of and the time required to obtain regulatory clearances and approvals; the resources required to gain approvals; the resources the Company devotes to the development, manufacture and marketing of its products; the resources required to hire and develop a direct sales force in the United States and in the larger market of Europe, develop distributors internationally, and to expand manufacturing capacity; market acceptance and demand for its products; and other factors. Additional capital may be required to launch the Beta-Cath System in the United States. Novoste may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. There can be no assurance that additional financing, if required, will be available on satisfactory terms, or at all.

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

CERTAIN FACTORS THAT MAY IMPACT FUTURE OPERATIONS

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

Commercialization of the Beta-Cath System in Europe is subject to certain additional risks. Physicians in Europe are generally less receptive to and slower to adopt new medical devices and technologies than physicians in the United States due to various factors. These factors include the influence of national health care policies and reimbursement strategies of health care payors and the frequent absence of pivotal human clinical trial results at the time a manufacturer qualifies to apply the CE marking to a new medical device and commences sale of the device. We may never achieve significant revenue from sales in Europe or ever achieve or sustain profitability in our European operations.

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

At March 31, 1999 we had accumulated a deficit of approximately $60.3 million since our inception in 1992. The commercialization of the Beta-Cath System and other new products, if any, will require substantial additional development, clinical, regulatory, manufacturing, sales and marketing and other expenditures. We expect our operating losses to continue through at least 2000 as we continue to expand our product development, clinical trials and marketing efforts. We may never commercialize the Beta-Cath System or any other product or achieve profitability.

Early Stage Of Clinical Testing Of Beta-Cath System; No Assurance Of Its Safety And Effectiveness

The safety and effectiveness of the Beta-Cath System has not been determined in a placebo-controlled, pivotal trial. We are currently conducting two multi-center human clinical trials of the Beta-Cath System to determine its safety and effectiveness. At April 27, 1999 we had enrolled 1,186 patients in the Beta-Cath System Trial at 58 clinical sites and at April 30, 1999 had completed enrollment in the START Trial having enrolled 460 patients at 51 sites, principally located in the United States. On April 27, 1999, as discussed above, we announced approval of our intention to increase patient enrollment in the stent placement subgroup of the Beta-Cath System Trial by up to 300 more patients.

As is typical for patients receiving stent placement, the patients in the stent placement subgroup of the Beta-Cath System Trial receive anti-platelet therapy to prevent stent thrombosis, a condition which can lead to acute closure of the treated artery. Stent thrombosis typically occurs within 30 days of treatment in a small percentage of patients receiving stent placement. There have been reported incidences of stent thrombosis in the Beta-Cath System Trial. These patients developed the condition later following their treatment than is normally observed. As a result, in November 1998, we modified the Trial protocol for the stent placement subgroup to extend the anti-platelet therapy from two weeks to 60 days following stent placement and to provide for additional follow-up contact with these patients in the second, third and fourth months after treatment. On April 27, 1999 we announced approval of our intention to increase patient enrollment in the stent placement subgroup of the Trial by up to 300 more patients and to extend the anti-platelet therapy to a minimum of 90 days following stent placement. These changes were made based upon a recommendation made by the Data Safety and Monitoring Board (DSMB) at its March 1999 meeting. Based on its review of the available data set, including the incidence of major adverse cardiac events, the DSMB proposed these changes to ensure sufficient data to evaluate the safety and effectiveness of the Beta-Cath System with the revised anti-platelet therapy protocol.

Both of our current pivotal trials require follow-up examinations with patients after eight months. It is only after analysis of a statistically significant number of patients in one of these trials that we would apply for the regulatory approvals required to commence marketing the Beta-Cath System in the United States. Various factors, including difficulties in enrolling patients and performing follow-up examinations on patients, could delay completion of either trial for an indeterminate amount of time. The data from these trials, if completed, may not demonstrate the safety and effectiveness of the Beta-Cath System and may not be adequate to support our application to the FDA for pre-market approval. In particular, we cannot be sure that the incidence of stent thrombosis seen in the Beta-Cath System Trial will be resolved by the protocol modification. If the Beta-Cath System does not prove to be safe and effective in clinical trials, our business, financial condition and results of operations will be materially adversely affected. In addition, the clinical trials may identify significant technical or other obstacles to obtaining necessary regulatory approvals. Because vascular brachytherapy in human coronary arteries is a relatively new treatment, the long-term effects on patients are not known and likely will not be known for several years. As a result, even if our current clinical trials indicate the Beta-Cath System is safe and effective over an eight-month period, we cannot be sure that the Beta-Cath System will be safe and effective over the long term.

No Assurance of Regulatory Approvals

United States Pre-Market Approvals.

We will not be able to commence marketing or commercial sales of the Beta-Cath System in the United States unless we receive pre-market approval from the FDA. We do not expect to submit a pre-market approval application until the second quarter of 2000 at the earliest, following analysis of a statistically significant number of patients in the START Trial. We do not anticipate making an additional submission to the FDA seeking approval to market the Beta-Cath System for reducing the incidence of restenosis following PTCA or stent placement prior to the second half of 2000, after analysis of a statistically significant number of patients in the Beta-Cath System Trial.

We do not anticipate FDA approval of any application to market the Beta-Cath System in the United States for any indication any earlier than one year after the FDA accepts the application for filing. Assuming the START Trial yields positive results, we expect that our application submitted to the FDA seeking approval to market the Beta-Cath System in the United States to treat "in-stent" restenosis will be submitted first and will be based upon the enrollment of 460 patients in that Trial. The FDA could require that we submit results from our Beta-Cath System Trial prior to considering our initial application for approval of our device in treating "in-stent" restenosis. Instead of filing an additional, separate application, we may amend our initial application relating to "in-stent" restenosis to seek pre-market approval of the Beta-Cath System for use following PTCA and stent placement based upon the results of the Beta-Cath System Trial. If we file such an amendment, the FDA would restart the statutory review period for our initial application as of the date of the filing of the amendment. This would cause a delay in obtaining FDA approval. Moreover, if either Trial does not yield positive results, the FDA's consideration of any application we have submitted could be adversely affected; any such application could be refused filing for substantive review, or if filed, could be subject to requests for substantial amounts of additional information, or ultimately could be denied approval.

The FDA may request additional data or require that we conduct further clinical trials, either of which could delay or preclude our receipt of pre-market approval as well as require significant additional expenditures. Such a delay or failure to receive pre-market approval would have a material adverse effect on our business, financial condition and results of operations and could result in cessation of our operations. Even if we receive approval based on the results of the START Trial, we will be limited to marketing the Beta-Cath System for use with patients who are being treated for "in-stent" restenosis in a single coronary artery. In order to market the Beta-Cath System for a broader range of patients, we will seek to expand the indications for which the Beta-Cath System can be marketed to include patients receiving PTCA or stent placement. Even if we receive approval based on the results of the Beta-Cath System Trial, we would be limited to marketing the Beta-Cath System for use with patients who are being treated for one lesion in a single coronary artery following PTCA or stent placement. In order to market the Beta-Cath System for use with a broader range of patients, we will likely be required to demonstrate to the FDA through additional clinical trials that the Beta-Cath System is safe and effective in treating a broader range of indications and the FDA must approve a pre-market approval application, application amendment or application supplement covering the broader range of indications for the device.

Foreign Pre-Market Approvals.

Sales of the Beta-Cath System outside the United States are subject to regulatory requirements that vary widely from country to country but generally include pre-marketing governmental approval. The time required to obtain approval for sale in foreign countries may be longer or shorter than required for FDA approval, and the requirements for the conduct of clinical trials, marketing authorization, pricing and reimbursement differ from those in the United States. Moreover, the export of medical devices from the United States must be in compliance with FDA regulations. In August 1998, we qualified to apply CE marking to the Beta-Cath System, a requirement necessary to sell our device in most of Western Europe. We are subject to continuing audit and reporting requirements related to this marking. We may be delayed or precluded from marketing the Beta-Cath System in other foreign countries. Foreign pre-market and other regulatory approvals of the Beta-Cath System, if granted, may include significant limitations on the indicated uses for which the device may be marketed.

Approvals to Use, Handle and Transfer Radioactive Materials.

Our business involves the import, manufacture, transfer, use and disposal of Strontium 90 (Strontium/Yttrium), the beta-emitting radioisotope utilized in the Beta-Cath System's radiation source train. Accordingly, manufacture, distribution, use and disposal of the radioactive material used in the Beta-Cath System in the United States will be subject to federal, state and/or local laws and regulations relating to the use and handling of radioactive materials. Specifically, we must obtain approval from the State of Georgia Department of Natural Resources to commercially distribute our radiation sources to licensed recipients in the United States. In addition, we must also comply with NRC, Georgia and United States Department of Transportation regulations on the labeling and packaging requirements for shipment of radiation sources to hospitals or other users of the Beta-Cath System. Further, hospitals and/or physicians in the United States may be required to amend their radiation licenses to hold, handle and use Strontium 90 prior to receiving and using our Beta-Cath System.

The distribution and use of the Beta-Cath System outside the United States is subject to radiation regulatory requirements that vary from country to country and sometimes vary within a given country. Generally, each country has a national regulatory agency responsible for regulating the safe practice and use of radiation in its jurisdiction. In addition, each hospital desiring to use the Beta-Cath System is generally required to amend its license to store, handle and receive the Strontium 90 sources in our device. Generally, these licenses are specific to the amount and type of radioactivity utilized. In addition, generally the use of a radiation source by a physician, either for a diagnostic or therapeutic application, also requires a license, which again is specific to the isotope and the clinical application.

Obtaining any of the foregoing radiation-related approvals and licenses can be complicated and time consuming. If we or any hospital or physician is significantly delayed in obtaining any of the foregoing approvals or any of those approvals are not obtained, our business, financial condition and results of operations could be materially adversely affected.

Rapid Technological Change And Intense Competition

Competition in the medical device industry, and specifically the markets for cardiovascular devices, is intense and characterized by extensive research and development efforts and rapidly advancing technology. New developments in technology could render vascular brachytherapy generally or the Beta-Cath System in particular noncompetitive or obsolete.

Vascular brachytherapy may compete with other treatment methods designed to improve outcomes from coronary artery procedures that are well established in the medical community, such as coronary stents. Stents are the predominant treatment currently utilized to reduce the incidence of coronary restenosis following PTCA and were used in approximately 60% of all PTCA procedures performed worldwide in 1998. Manufacturers of stents include Johnson & Johnson, Medtronic, Inc., Guidant Corporation and Boston Scientific Corporation. Stent manufacturers often sell many products used in the cardiac catheterization labs, commonly referred to as cath labs, and as discussed below certain of these companies are developing vascular brachytherapy devices.

      Other devices under development that use vascular brachytherapy include:

      o     a radioactive-tipped guidewire;

      o     a radioactive stent; and

      o     a radioactive fluid-filled balloon.

The most advanced competitive approach may be represented by the radioactive guidewire, as we are aware that Johnson & Johnson, Tyco International Ltd. and Guidant are investigating this general type of device in the pivotal clinical trial stage in the United States. Many of our competitors and potential competitors have substantially greater capital resources than we do and also have greater resources and expertise in the areas of research and development, obtaining regulatory approvals, manufacturing and marketing. We cannot assure you that competitors and potential competitors will not succeed in developing, marketing and distributing technologies and products that are more effective than those we will develop and market or that would render our Beta-Cath System obsolete or noncompetitive. Additionally, many of the competitors have the capability to bundle a wide variety of products in sales to cath labs. We may be unable to compete effectively against such competitors and other potential competitors in terms of manufacturing, marketing and sales.

Any product we develop that gains regulatory clearance or approval will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, we expect the relative speed with which we can develop products, gain regulatory approval and reimbursement acceptance and supply commercial quantities of the product to the market to be an important competitive factor. One of our competitors, Cordis Corporation, has announced its intention to submit a pre-market approval application to the FDA by mid-year 1999 for its gamma-emitting vascular brachytherapy device. Other manufacturers may be the first to market a vascular brachytherapy system to reduce the incidence of restenosis in the United States. We may also not be the first to market a beta-emitting vascular brachytherapy system in the United States or be able to market such a system effectively.

Limitations On Third-Party Reimbursement For The Beta-Cath System

The Beta-Cath System, where approved for commercial sale, will be sold primarily to hospitals. Hospitals and physicians bill various third-party payors, such as government health programs, private health insurance plans, managed care organizations and other similar programs, for the health care services provided to their patients.

If and when we receive FDA approval to market the Beta-Cath System in the United States, third-party payors may not cover procedures using the Beta-Cath System or, if covered, third-party payors may place certain restrictions on the circumstances in which coverage will be available. In addition, payors may deny reimbursement if they determine a product was not used in accordance with established payor protocol regarding cost-effective treatment methods or was used for an unapproved indication. Third-party payors are increasingly challenging the prices charged for medical products and services and, in some instances, have put pressure on medical device suppliers and health care providers to lower their prices. We are unable to predict what changes third-party health care payors will make in their reimbursement methodologies. Third-party payors or health care providers may not consider the Beta-Cath System cost-effective and may not reimburse for its usage or, if they do, may reimburse at levels that adversely affect its market acceptance and our ability to sell the Beta-Cath System on a profitable basis.

The cost of health care has risen significantly over the past decade, and legislators, regulators, third-party payors and health care providers have made and may continue to make proposals to curb these costs. Failure by hospitals and physicians to obtain reimbursement from third-party payors, changes in third-party payors' policies toward reimbursement for the Beta-Cath System or legislative action could have a material adverse effect on our business, financial condition and results of operations.

Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government managed health care systems that control reimbursement for new devices and procedures. In most markets there are private insurance systems as well as government managed systems. Reimbursement for our products may not be available in international markets under either government or private reimbursement systems.

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

Uncertainty Regarding Our Issued Patent, Pending Patent Applications And Other Matters

On November 4, 1997 we received United States Patent No. 5,683,345 on the Beta-Cath System and on May 4, 1999 we received United States Patent No. 5,899,882. United States Patent Nos. 5,683,345 and 5,899,882 may not offer any protection to us. It may also be reexamined, invalidated or circumvented. In addition, claims under our other pending applications may not be allowed, or if allowed, may not offer any protection or may be reexamined, invalidated or circumvented. Competitors may have or obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products in either the United States or international markets.

We received a letter from NeoCardia, L.L.C., dated July 7, 1995, in which NeoCardia notified us that it is the exclusive licensee of United States Patent No. 5,199,939, or the Dake patent, and requested that we confirm that our products did not infringe the claims of the Dake patent. On August 22, 1995 our patent counsel responded on our behalf that we did not infringe the Dake patent.

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

We have two versions of our delivery catheter: a "rapid exchange" catheter and an "over the wire" catheter. As a result of certain United States patents held by other medical device manufacturers covering "rapid exchange" catheters, we currently intend to sell the "over the wire" version of our delivery catheter in the United States. If further investigation reveals that we may sell a "rapid exchange" version in the

United States without infringing the valid patent rights of others, we might decide to do so in the future. However, we cannot assure that we will be able to sell a "rapid exchange" version in the United States without a license of third party patent rights or that such a license would be available to us on favorable terms or at all.

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

Dependence On Single Vendor To Supply Radioisotopes

To date, we have obtained all our beta radiation isotope requirements from a single supplier, Bebig Isotopentechnik und Umweltdiagnostik GmbH, a German corporation. Our supply agreement with Bebig has an initial term ending in November 2000. During the term, we have agreed not to purchase more than 30% of our annual radioisotope requirements from any supplier other than Bebig. In view of the technical expertise and capital investment required to manufacture the radioactive sources and the limited number of manufacturers of Strontium 90, it would be difficult to find an alternate source of supply. Our business, results of operations and financial condition could be materially adversely affected by Bebig's failure to provide us with beta isotopes on a timely basis during the term of the agreement or by our inability to obtain an alternative source of supply on a timely basis and on terms satisfactory to us following any termination of the agreement. In addition, portions of the process used to manufacture the materials may be proprietary to Bebig. Bebig has no obligation to make any of its know-how or technology available to us or to any alternate source of supply, except in limited circumstances.

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

Risk Of Inadequate Funding

We anticipate that our losses will continue through at least the year 2000 as we expend substantial resources to fund clinical trials in support of regulatory approvals, continue development of the Beta-Cath System and launch our product first in Europe and then in the United States. Our future liquidity and capital requirements will depend upon numerous factors.

We believe that our existing capital resources will be sufficient to fund the company through the end of 2000, but those resources may prove insufficient. Additional capital may be required to launch the Beta-Cath System in the United States. We may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. We cannot assure that additional financing, if required, will be available on satisfactory terms, or at all.

Price Volatility And Fluctuations In Operating Results

Specific factors relating to our business or broad market fluctuations may materially adversely affect the market price of our common stock. The trading price of our common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations, new products or clinical data announced by us or our competitors, governmental regulatory action, developments with respect to patents or proprietary rights, general conditions in the medical device or cardiovascular device industries, changes in earnings estimates by securities analysts, or other events or factors, many of which are beyond our control. In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many medical device companies and which have often been unrelated to the operating performance of such companies. Our revenue or operating results in future quarters may be below the expectations of securities analysts and investors. In such an event, the price of our common stock would likely decline, perhaps substantially. During the twelve month period ended April 30, 1999, the closing price of our common stock ranged from a high of $30.25 per share to a low of $11.00 per share and ended that period at $22.25 per share.

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

PART II. OTHER INFORMATION

Item 5. Other Information

Effective April 1, 1999, William A. Hawkins was elected Chief Executive Officer by the Board of Directors. Thomas D. Weldon, who had been CEO since founding the Company in 1992, will remain Chairman of Novoste Corporation.

Effective May 3, 1999, Charles E. Larsen has resigned from his position of Senior Vice President and Chief Technology Officer of Novoste Corporation. Mr. Larsen, who remains on Novoste's Board of Directors, will continue to serve the Company as an active consultant. Additionally, Thomas D. Weldon, Chairman of Novoste, has changed his status from a full-time to a part-time employee of Novoste Corporation.

Item 6. Exhibits and Reports on Form 8-K

(a)   The following exhibits are included herein:

      27    Financial data schedule

(b) The Company filed a Form 8-K on January 27, 1999, filing Exhibit 10.20, Manufacturing Supply Agreement, dated April 21, 1998, between Registrant and SeaMED Corporation and exhibits thereto. An order granting confidential treatment was issued by the Securities and Exchange Commission on February 18, 1999.

      The Company filed a Form 8-K on March 12, 1999 stating that it issued a press release announcing its intention to increase the number of patients anticipated to be enrolled in the stent subgroup of the Beta-Cath System Trial thereby delaying the projected completion of the trial. This trial is one of the two pivotal clinical trials being conducted by the Company to support anticipated applications to the FDA for pre-market approval to sell its Beta-Cath System in the United States.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    NOVOSTE CORPORATION


May 10, 1999                        /s/ William A. Hawkins
------------                        -----------------------------------------
Date                                William A. Hawkins
                                    President & Chief Executive Officer


May 10, 1999                        /s/ David N. Gill
------------                        -----------------------------------------
Date                                David N. Gill
                                    Vice President - Finance,
                                    Chief Operating Officer
                                    and Chief Financial Officer
                                    (Principal Financial & Accounting Officer)

EXHIBIT INDEX

Exhibit
Number               Exhibit Description
------               -------------------

27                 Financial data schedule