Form 10-Q
period 1999-06-30
NOVOSTE CORP /FL/
filed 1999-08-11
CIK 1012131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the quarterly period ended June 30, 1999.

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

      (Item 1)    Yes  |X|             No  |_|

      (Item 2)    Yes  |X|             No  |_|

As of July 30, 1999 there were 14,152,612 shares of the Registrant's Common Stock outstanding.

Exhibit Index on page: 24

Total number of pages: 28

                               NOVOSTE CORPORATION

                                    FORM 10-Q

                                      INDEX

PART I. FINANCIAL INFORMATION                                           PAGE NO.
                                                                        --------

      Item 1. Consolidated Financial Statements

              Consolidated Balance Sheets as of June 30, 1999
                (unaudited) and December 31, 1998                           3

              Consolidated Statements of Operations (unaudited) for
                the three and six months ended June 30, 1999 and 1998       4

              Consolidated Statements of Cash Flows (unaudited) for
                the six months ended June 30, 1999 and 1998                 5

              Notes to Unaudited Consolidated Financial Statements          6-7

      Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         8-20

PART II. OTHER INFORMATION

      Item 2. Changes in Securities and Use of Proceeds                     21

      Item 4. Submission of Matters to a Vote of Security Holders           21

      Item 5. Other Information                                             22

      Item 6. Exhibits and Reports on Form 8-K                              22

SIGNATURES                                                                  23

EXHIBIT INDEX                                                               24

                               NOVOSTE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                      June 30,        December 31,
                                                                        1999              1998
                                                                   -------------    -------------
                                                                    (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                       $  11,461,321    $   2,352,517
   Short-term investments                                             46,294,389       23,695,451
   Accounts receivable                                                   490,684            8,775
   Inventory                                                           1,842,953          537,351
   Prepaid expenses                                                      233,274          168,142
                                                                   -------------    -------------
Total current assets                                                  60,322,621       26,762,236
                                                                   -------------    -------------
Property and equipment, net                                            2,974,976        2,327,467
License agreements, net                                                  119,303          126,121
Other assets                                                             291,265          266,408
                                                                   -------------    -------------
                                                                   $  63,708,165    $  29,482,232
                                                                   =============    =============

Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                                $   1,513,497    $   1,059,591
   Accrued expenses and taxes withheld                                 4,651,560        3,905,548
                                                                   -------------    -------------
Total current liabilities                                              6,165,057        4,965,139
                                                                   -------------    -------------

Shareholders' equity:
   Preferred stock, $.01 par value, 5,000,000
    shares authorized; no shares issued and outstanding                       --               --
   Common stock, $.01 par value, 25,000,000 shares authorized;
    14,132,392 and 10,704,817 shares issued, respectively                141,324          107,048
   Additional paid-in capital                                        127,174,068       77,022,814
   Accumulated deficit                                               (67,781,284)     (52,281,002)
                                                                   -------------    -------------
                                                                      59,534,108       24,848,860
   Less treasury stock, 5,780 shares of common stock at cost             (23,840)         (23,840)
   Unearned compensation                                              (1,967,160)        (307,927)
                                                                   -------------    -------------
Total shareholders' equity                                            57,543,108       24,517,093
                                                                   -------------    -------------
                                                                   $  63,708,165    $  29,482,232
                                                                   =============    =============

See accompanying notes.

                               NOVOSTE CORPORATION

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three months ended               Six months ended
                                                  June 30,                       June 30,
                                            1999           1998           1999              1998
                                      ----------------------------    ----------------------------
Net sales                             $    553,914    $         --    $    637,826    $         --
Cost of sales                              499,012              --         676,908              --
                                      ------------    ------------    ------------    ------------
Gross margin                                54,902              --         (39,082)             --
                                      ------------    ------------    ------------    ------------

Operating expenses
   Research and development              5,672,618       3,984,103      11,835,387       7,912,637
   General and administrative            1,070,393         541,548       1,814,171       1,052,866
   Sales and marketing                   1,467,260         505,468       2,841,266         871,426
                                      ------------    ------------    ------------    ------------
Total operating expenses                 8,210,271       5,031,119      16,490,824       9,836,929
                                      ------------    ------------    ------------    ------------
Loss from operations                    (8,155,369)     (5,031,119)    (16,529,906)     (9,836,929)
                                      ------------    ------------    ------------    ------------

Interest income                            717,027         585,209       1,029,624       1,213,088
                                      ------------    ------------    ------------    ------------
Net loss                              $ (7,438,342)   $ (4,445,910)   $(15,500,282)   $ (8,623,841)
                                      ============    ============    ============    ============

Net loss per share                    $      (0.53)   $      (0.43)   $      (1.22)   $      (0.83)
                                      ============    ============    ============    ============

Weighted average shares outstanding     14,095,791      10,464,573      12,680,973      10,424,013
                                      ============    ============    ============    ============

See accompanying notes.

                               NOVOSTE CORPORATION

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   For the six months
                                                                     ended June 30,
                                                               1999              1998
                                                          ------------      ------------
Cash flows from operating activities
Net loss                                                  $(15,500,282)     $ (8,623,841)
Adjustments to reconcile net loss to net cash used by
    operating activities:
    Depreciation and amortization                              419,434           219,343
    Issuance of stock for services or compensation             230,259           593,060
    Amortization of deferred compensation                      368,892
    Changes in assets and liabilities:
     Accounts receivable                                      (481,909)               --
     Inventory                                              (1,305,602)               --
     Prepaid expenses                                          (65,132)         (158,310)
     Accounts payable                                          453,906          (501,992)
     Accrued expenses and taxes withheld                       746,012           517,669
     Other                                                     (94,766)         (188,515)
                                                          ------------      ------------
Net cash used by operations                                (15,229,188)       (8,142,586)
                                                          ------------      ------------

Cash flows from investing activities
Maturity (purchase) of short-term investments              (22,598,938)        5,161,239
Purchase of property and equipment                          (1,060,125)         (962,624)
                                                          ------------      ------------
Net cash (used) provided by investing activities           (23,659,063)        4,198,615
                                                          ------------      ------------

Cash flows from financing activities
Proceeds from issuance of common stock                      47,997,055           792,244
                                                          ------------      ------------
Net cash provided by financing activities                   47,997,055           792,244
                                                          ------------      ------------
Net increase in cash and cash equivalents                    9,108,804        (3,151,727)
Cash and cash equivalents at beginning of period             2,352,517        35,993,933
                                                          ------------      ------------
Cash and cash equivalents at end of period                $ 11,461,321      $ 32,842,206
                                                          ============      ============

See accompanying notes.

                               NOVOSTE CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999

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

Note 2. Inventories

Inventories are stated at the lower of cost or market. Inventories are comprised of the following at June 30, 1999:

                                   June 30, 1999     December 31, 1998
                                   -------------     -----------------
              Finished Goods         $1,246,908        $  382,424
              Work in Process           235,153                --
              Raw Materials             360,892           154,927
                                     ----------        ----------
              Total                  $1,842,953        $  537,351
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

Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity, if significant. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. At June 30, 1999 fair value approximated net book value for all short term investments.

Note 5. Revenue Recognition

Revenues from sales of products are recognized at the time of shipment with allowances provided for estimated returns, warranty costs and doubtful accounts.

Note 6. Consulting Agreements

On May 13, 1999 the Company granted stock options to the members of its Clinical Advisory Board. These grants were valued at the fair market value on the date of grant and the related consulting expense will be recognized over the one-year vesting period.

Note 7. Follow-on Equity Offering

On March 19, 1999 the Company completed a follow-on equity offering (the "Offering") of 2,400,000 newly issued shares of its common stock at a public offering price of $20 per share. On March 24, 1999 the Company issued an additional 160,000 shares of common stock pursuant to the exercise of the underwriters' over-allotment option. Net proceeds to the Company after the exercise of the underwriters' over-allotment option and all related expenses approximated $47.5 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

The statements contained in this Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and risks which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Some of these risks are discussed below in the section "Certain Factors That May Impact Future Operations." Additional risk factors are discussed in our prospectus dated March 15, 1999 under the caption "Risk Factors" beginning on page 9 and other reports filed by the Company from time to time on Forms 10-K, 10-Q and 8-K. The Company does not undertake any obligation to update or revise any forward-looking statement, made by it or on its behalf, whether as a result of new information, future events, or otherwise.

Overview

Novoste commenced operations as a medical device company in May 1992. Beginning in 1994, we devoted substantially all of our efforts to developing the Beta-CathTM System, an intraluminal beta radiation catheter delivery system designed to reduce the frequency of restenosis subsequent to percutaneous transluminal coronary angioplasty ("PTCA") as well as other interventional procedures.

For the period since our capitalization through December 31, 1998 we earned minimal non-recurring revenues and experienced significant losses in each period. The Company commenced the active marketing of the Beta-CathTM System in Europe in January 1999. At June 30, 1999 we had an accumulated deficit of approximately $67.8 million. We expect to continue to incur significant operating losses through at least 2000 as we conduct clinical trials, seek regulatory approval or clearance for our products, continue research and development projects, expand our sales and marketing efforts in contemplation of product introduction and market development, and increase our administrative activities to support our growth.

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

Clinical Trials

We are currently conducting two pivotal clinical trials, the Beta-Cath System Trial and the START Trial and three other trials of the Beta-Cath System. The pivotal trials are intended to support a pre-market approval application to the FDA to market our device in the United States to reduce the incidence of coronary restenosis following PTCA, stent placement and the treatment of "in-stent" restenosis.

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

As is typical for patients receiving stent placement, the patients in the stent placement subgroup of the Beta-Cath System Trial receive anti-platelet therapy to prevent stent thrombosis, a condition which can lead to acute closure of the treated artery. Stent thrombosis typically occurs within 30 days of treatment in a small percentage of patients receiving stent placement. There have been reported incidences of stent thrombosis in the Beta-Cath System Trial. These patients developed the condition later following their treatment than is normally observed. As a result, in November 1998, we modified the Trial protocol for the stent placement subgroup to extend the anti-platelet therapy from two weeks to 60 days following stent placement and to provide for additional follow-up contact with these patients in the second, third and fourth months after treatment. On April 27, 1999 we announced approval of our intention to increase patient enrollment in the stent placement subgroup of the Trial and to extend the anti-platelet therapy to a minimum of 90 days following stent placement. These changes were made based upon a recommendation made by the Data Safety and Monitoring Board (DSMB) at its March 1999 meeting. The DSMB is an independent committee of clinicians and statisticians that has responsibility for review of the study protocol and clinical events at regular intervals during patient enrollment into the Trial. Based on its review of the available data set, including the incidence of major adverse cardiac events, the DSMB proposed these changes to ensure sufficient data to evaluate the safety and effectiveness of the Beta-Cath System with the revised anti-platelet therapy protocol. At July 27, 1999 we had enrolled 1,338 patients in the Beta-Cath System Trial at 58 clinical sites, principally located in the United States. The PTCA subgroup is complete and we are focusing on completing the stent placement subgroup. At July 27, 1999 we planned to enroll approximately 100 more patients in that subgroup with a goal of having approximately 480 patients in the stent placement subgroup with the extended anti-platelet therapy.

The START Trial. On September 21, 1998 we initiated the "STents And Radiation Therapy Trial" or START Trial, a randomized, triple-masked, placebo-controlled, multicenter human clinical trial, under an investigational device exemption granted by the FDA. The primary endpoint of this trial is the incidence of additional revascularization procedures in the previously treated artery within eight months of treatment. The START Trial seeks to determine the safety and effectiveness of the Beta-Cath System in treating "in-stent" restenosis. We divided patients into two approximately equal subgroups, one receiving vascular brachytherapy through the Beta-Cath System using a 30mm radiation source train and the other receiving no vascular brachytherapy through a placebo version of the Beta-Cath System. Patients who received the beta radiation received dosages of 16 gray for vessels ranging from 2.70 to 3.35mm and 20 gray for vessels ranging from 3.36 to 4.00mm, slightly higher doses than those used in our Beta-Cath System Trial because of radiation shielding from stents previously implanted in a procedure unrelated to this trial. Although the START Trial protocol does not contemplate the placement of new stents, we believe that approximately 20% of the enrolled patients received new stents. We surpassed our targeted enrollment of 386 patients, and enrollment in this trial was stopped effective April 30, 1999. A total of 476 patients were enrolled at 51 sites, located principally in the United States. A follow-up angiogram eight months after the initial treatment will be performed to observe the treated artery. The angiogram will be analyzed to determine if there has been an incidence of restenosis and to measure late loss index.

Other Trials. We are currently conducting a 200 patient multicenter, non-randomized registry trial in Europe, known as the BRIE trial. This registry started in July 1998 and is intended to enhance market acceptance of the Beta-Cath System among physicians and to collect additional clinical data to support reimbursement approvals. As of July 27, 1999, 153 patients had been enrolled at nine sites. We expect to report interim clinical results on the first approximately 100 patients in September 1999 after receipt of the angiographic core lab report. We estimate that approximately 60% of the BRIE patients have received new stents. The majority of these patients were enrolled prior to the aforementioned extension of anti-platelet therapy to a minimum of 90 days.

In addition, on June 22, 1999 we initiated the START 40 Trial. This multicenter clinical trial has a targeted enrollment of 200 patients who will receive vascular brachytherapy using a 40 mm active radiation source train. The START 40 Trial has an identical clinical design to the START trial and, therefore, we will use the START Trial's control group. The purpose of this trial is to gain regulatory approval for the longer, 40mm radiation source train.

On July 16, 1999 we treated the first patient under a Compassionate Use protocol. This protocol allows our clinical sites to treat up to 300 patients with the Beta-Cath System, who have had two previous failed interventions.

Results of Operations

Net loss for the three months ended June 30, 1999 was $7,438,342, or ($.53) per share, as compared to $4,445,910 or ($.43) per share, for the three months ended June 30, 1998. Net loss for the six months ended June 30, 1999 was $15,500,282 or ($1.22) per share as compared to $8,623,841 or ($0.83) per share for the year earlier period. The increase in net loss for the three and six months ended June 30, 1999 compared to the year earlier period was primarily due to increased research and development spending related to the company's clinical trials and product development activities and increased sales and marketing spending related to the commercial launch of the Beta-Cath System in Europe.

Net Sales. Net sales of $553,914 were recognized in the three months ended June 30, 1999 from sales of the Beta-Cath System outside the U.S. Net sales of $637,826 were recognized for the six months ended June 30, 1999 from sales of the Beta-Cath System outside the U.S. No revenues were earned for the three and six months ended June 30, 1998.

Cost of Sales. Cost of sales of $499,012 were incurred in the three months ended June 30, 1999 and $676,908 for the six months ended June 30, 1999. No cost of sales were incurred for the three and six months ended June 30, 1998. The Company expects cost of sales to exceed sales for the year ended 1999 as the Company ramps up both its European production and sales activities.

Research and Development Expenses. Research and development expenses increased 42% to $5,672,618 for the three months ended June 30, 1999 from $3,984,103 for the three months ended June 30, 1998. For the six months ended June 30, 1999 research and development expenses increased 50% to $11,835,387 from $7,912,637 for the same period in 1998. These increases were primarily the result of patient enrollment and follow-up costs in the Company's clinical trials, the cost of supplying the Beta-Cath System to all the clinical sites, and costs related to the ongoing development of the Beta-Cath System.

Sales and Marketing Expenses. Sales and marketing expenses increased 190% to $1,467,260 for the three months ended June 30, 1999 from $505,468 for the three months ended June 30, 1998. For the six months ended June 30, 1999 sales and marketing expenses increased 226% to $2,841,266 form $871,426 for the same period in 1998. These increases were primarily the result of higher personnel, trade show, consulting and promotional literature costs associated with marketing the Company's product and building a direct sales operation in Europe. The Company expects sales and marketing expenses to significantly increase in the future, as direct distribution is expanded in Europe, and if and when the Beta-Cath System is approved by the FDA and launched commercially in the U.S.

General and Administrative Expenses. General and administrative expenses increased 98% to $1,070,393 for the three months ended June 30, 1999 from $541,548 for the three months ended June 30, 1998. For the six months ended June 30, 1999 general and administrative expenses increased 72% to $1,814,171 from $1,052,866 for the same period in 1998. This increase for the three and six month period was primarily the result of additional management personnel and higher salaries. The Company expects general and administrative expenses to increase in the future in support of a higher level of operations.

Interest Income. Net interest income increased 23% to $717,027 for the three months ended June 30, 1999 from $585,209 for the three months ended June 30, 1998. For the six months ended June 30, 1999 interest income decreased 15% to $1,029,624 from 1,213,088. The increase in interest income for the quarter was primarily due to the increase in average cash equivalent and short-term investment balances arising from the follow-up public offering completed in March 1999.

Liquidity and Capital Resources

During the six months ended June 30, 1999 and 1998 the Company used cash to fund operations of $15.2 million and $8.1 million, respectively. The increase in cash used in operations was due primarily to increased research and development activities and the expansion of marketing activities in Europe. At June 30, 1999 the Company had commitments to purchase $3.6 million in inventory components of the Beta-Cath System over the next year. Future cash needs for operating activities are anticipated to be higher than historical levels because of the development, manufacturing scale-up and commercialization of the Beta-Cath System, subject to the factors discussed below.

On March 19, 1999 the Company completed a follow-on public offering (the "Offering") of 2,400,000 newly issued shares of its common stock at a public offering price of $20 per share. On March 24, 1999 the Company issued an additional 160,000 shares of common stock pursuant to the exercise of the underwriters' over-allotment option. Net proceeds to the Company after the exercise of the underwriters' over-allotment option and all related expenses totaled $47.5 million.

The Company's principal source of liquidity at June 30, 1999 consisted of cash, cash equivalents and short-term investments of $57.8 million. The Company did not have any credit lines available or outstanding borrowings at June 30, 1999.

The Company anticipates that its operating losses will continue through at least 2000 as it expends substantial resources in funding clinical trials in support of regulatory approvals, and continues to expand research and development and sales and marketing activities. We believe that our existing capital resources will be sufficient to fund the company through the end of 2000, but those resources may prove insufficient. We cannot assure that additional financing, if required, will be available on satisfactory terms, or at all. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including: the progress of the Company's clinical research and product development programs; the receipt of and the time required to obtain regulatory clearances and approvals; the resources required to gain approvals; the resources the Company devotes to the development, manufacture and marketing of its products; the resources required to hire and develop a direct sales force in the United States and in the larger markets of Europe, develop distributors internationally, and to expand manufacturing capacity; market acceptance and demand for its products; and other factors. Additional capital may be required to launch the Beta-Cath System in the United States. Novoste may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. There can be no assurance that additional financing, if required, will be available on satisfactory terms, or at all.

Impact of Year 2000

We are in the process of evaluating the potential impact of what is commonly referred to as the year 2000 issue, concerning the inability of certain computer systems to properly recognize and process dates starting with the year 2000 and beyond. We are taking steps to ensure that our business systems software and equipment will continue to function properly after December 31, 1999. In doing so, we have established a team, which is working directly with management to (1) assess and test all internal information systems and other systems that may be affected by the year 2000 date change; (2) assess and test our products that may be affected by the year 2000 date change; (3) communicate with third parties that supply our products to ensure they are addressing the year 2000 issue; and
(4) compose a contingency and disaster recovery plan to ensure resolution of problems that may arise as a result of the year 2000 date change. Until we complete this assessment, we will not be able to determine the risks of non-compliance and our ability to conduct our business under a contingency plan.

As of June 30, 1999 items (1) and (2) above are complete. The Company is assessing the year 2000 compliance status of its critical component and service providers and has contacted each such vendor to assess that vendor's Year 2000 readiness. The Company is assigning each such vendor a priority rating based on the criticality of the function it provides to the Company. As of June 30, 1999, the Company had received responses from approximately 75% of its critical vendors, and expects to complete a review of all of its critical vendors by no later than August 31, 1999. Because the Company is relying on information provided to it by third parties to assess the Year 2000 readiness of such vendors, the Company cannot provide assurances that all of its critical vendors are or will be Year 2000 ready. As such, we have not yet developed a complete contingency plan. The results of internal testing and the responses received from third-party vendors and service providers will be taken into account in determining the nature and extent of our contingency plans, if any.

The Beta-Cath System does not contain any real time clocks and therefore the device itself does not present any year 2000 issues.

With respect to our internal business systems, an assessment of equipment and software was started in September 1998. In addition, in anticipation of in-house manufacturing, we purchased a complete manufacturing software package in January 1998 that includes integrated financial modules that replace our previous financial software program. The contract for the purchase of the new software package requires year 2000 compliance. We have completed testing to determine that our internal systems are year 2000 compliant. All internal systems critical to the Company's overall business have been inventoried and evaluated. Certain of the Company's internal systems will be upgraded during the third quarter of 1999 to ensure compliance. We believe that this time frame will allow internal auditing and testing of our systems, as well as further remediation, if necessary.

We plan to devote the necessary resources to resolve all significant year 2000 issues in a timely manner. Based upon current estimates, we expect capital expenditures of approximately $100,000 will be necessary to achieve year 2000 compliance. As of June 30, 1999 the Company has expended approximately $40,000 for year 2000 compliance.

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

CERTAIN FACTORS THAT MAY IMPACT FUTURE OPERATIONS

Dependence On The Successful Development And Commercialization Of The Beta-Cath System

We have not yet successfully commercialized any product in the United States and only started to sell the Beta-Cath System in Europe in December 1998. We anticipate that for the foreseeable future we will be solely dependent on the successful development and commercialization of the Beta-Cath System. Failure to commercialize the Beta-Cath System would have a material adverse effect on our business, financial condition and results of operations.

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

At June 30, 1999 we had accumulated a deficit of approximately $67.8 million since our inception in 1992. The commercialization of the Beta-Cath System and other new products, if any, will require substantial additional development, clinical, regulatory, manufacturing, sales and marketing and other expenditures. We expect our operating losses to continue through at least 2000 as we continue to expand our product development, clinical trials and marketing efforts. We may never commercialize the Beta-Cath System, or any other product, or achieve or sustain profitability.

Clinical Testing Of Beta-Cath System; No Assurance Of Its Safety And
Effectiveness

The safety and effectiveness of the Beta-Cath System has not been determined in a placebo-controlled, pivotal trial. We are currently conducting two multi-center human clinical trials of the Beta-Cath System to determine its safety and effectiveness. At July 27, 1999 we had enrolled 1,338 patients in the Beta-Cath System Trial at 58 clinical sites. The PTCA subgroup is complete and we plan to enroll approximately 100 more patients in the stent placement subgroup. We completed enrollment in the START Trial in April 1999 by having enrolled 476 patients at 51 sites, principally located in the United States.

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

United States Pre-Market Approvals

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

We do not anticipate FDA approval of any application to market the Beta-Cath System in the United States for any indication any earlier than one year after the FDA accepts the application for filing. Assuming the START Trial yields positive results, we expect that our application submitted to the FDA seeking approval to market the Beta-Cath System in the United States to treat "in-stent" restenosis will be submitted first and will be based upon the enrollment of 476 patients in that Trial. The FDA could require that we submit results from our Beta-Cath System Trial prior to considering our initial application for approval of our device in treating "in-stent" restenosis. Instead of filing an additional, separate application, we may amend our initial application relating to "in-stent" restenosis to seek pre-market approval of the Beta-Cath System for use following PTCA and stent placement based upon the results of the Beta-Cath System Trial. If we file such an amendment, the FDA would restart the statutory review period for our initial application as of the date of the filing of the amendment. This would cause a delay in obtaining FDA approval. Moreover, if either Trial does not yield positive results, the FDA's consideration of any application we have submitted could be adversely affected; any such application could be refused filing for substantive review, or if filed, could be subject to requests for substantial amounts of additional information, or ultimately could be denied approval.

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

Foreign Pre-Market Approvals.

Sales of the Beta-Cath System outside the United States are subject to regulatory requirements that vary widely from country to country but generally include pre-marketing governmental approval. The time required to obtain approval for sale in foreign countries may be longer or shorter than required for FDA approval, and the requirements for the conduct of clinical trials, marketing authorization, pricing and reimbursement differ from those in the United States. Moreover, the export of medical devices from the United States must be in compliance with FDA regulations. In August 1998 we qualified to apply CE marking to the Beta-Cath System, a requirement necessary to sell our device in most of Western Europe. We are subject to continuing audit and reporting requirements related to this marking. We may be delayed or precluded from marketing the Beta-Cath System in other foreign countries. Foreign pre-market and other regulatory approvals of the Beta-Cath System, if granted, may include significant limitations on the indicated uses for which the device may be marketed.

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

Vascular brachytherapy may compete with other treatment methods designed to improve outcomes from coronary artery procedures that are well established in the medical community, such as coronary stents. Stents are the predominant treatment currently utilized to reduce the incidence of coronary restenosis following PTCA and were used in approximately 60% of all PTCA procedures performed worldwide in 1998. Manufacturers of stents include Johnson & Johnson/Cordis, Medtronic, Inc., Guidant Corporation and Boston Scientific Corporation. Stent manufacturers often sell many products used in the cardiac catheterization labs, commonly referred to as cath labs, and as discussed below certain of these companies are developing vascular brachytherapy devices.

      Other devices under development that use vascular brachytherapy include:

      o     a radioactive-tipped guidewire;

      o     a radioactive stent; and

      o     a radioactive fluid-filled balloon.

The most advanced competitive approach may be represented by the radioactive guidewire, as we are aware that Johnson & Johnson/Cordis and Guidant are investigating this general type of device in the pivotal clinical trial stage in the United States. Many of our competitors and potential competitors have substantially greater capital resources than we do and also have greater resources and expertise in the areas of research and development, obtaining regulatory approvals, manufacturing and marketing. We cannot assure you that competitors and potential competitors will not succeed in developing, marketing and distributing technologies and products that are more effective than those we will develop and market or that would render our Beta-Cath System obsolete or noncompetitive. Additionally, many of the competitors have the capability to bundle a wide variety of products in sales to cath labs. We may be unable to compete effectively against such competitors and other potential competitors in terms of manufacturing, marketing and sales.

Any product we develop that gains regulatory clearance or approval will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, we expect the relative speed with which we can develop products, gain regulatory approval and reimbursement acceptance and supply commercial quantities of the product to the market to be an important competitive factor. One of our competitors, Johnson & Johnson/Cordis, has recently submitted a pre-market approval application to the FDA for its gamma-emitting vascular brachytherapy device. Other manufacturers may be the first to market a vascular brachytherapy system to reduce the incidence of restenosis in the United States. We may also not be the first to market a beta-emitting vascular brachytherapy system in the United States or be able to market such a system effectively.

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

Price Volatility And Fluctuations In Operating Results

The market price of our common stock could decline below the public offering price. Specific factors relating to our business or broad market fluctuations may materially adversely affect the market price of our common stock. The trading price of our common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations, new products or clinical data announced by us or our competitors, governmental regulatory action, developments with respect to patents or proprietary rights, general conditions in the medical device or cardiovascular device industries, changes in earnings estimates by securities analysts, or other events or factors, many of which are beyond our control. In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many medical device companies and which have often been unrelated to the operating performance of such companies. Our revenue or operating results in future quarters may be below the expectations of securities analysts and investors. In such an event, the price of our common stock would likely decline, perhaps substantially. During the twelve month period ended July 30, 1999, the closing price of our common stock ranged from a high of $30.25 per share to a low of $11.00 per share and ended that period at $23.0625 per share.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(a) On July 29, 1999 the Board of Directors of the Company approved certain amendments to the Rights Agreement, dated as of October 25, 1996 (the "Rights Agreement"), between the Registrant and American Stock Transfer & Trust Company, as Rights Agent. The amendments deleted certain provisions of the Rights Agreement set forth in Sections 23 and 27 thereof. Such deleted provisions prevented the Board of Directors from redeeming the rights issued thereunder or amending the Rights Agreement for a 365-day period in the event that a majority of such Board was comprised of individuals not nominated by the then current directors following (i) a meeting of shareholders or (ii) shareholder action by written consent. The form of Amended and Restated Rights Agreement, dated as of July 29, 1999, between the Registrant and the Rights Agent, which specifies the terms of the Rights, is filed herewith as Exhibit 3.2(a) and incorporated herein by reference. Except as set forth in the Amended and Restated Rights Plan, each right issued thereunder, when it becomes exercisable, entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Participating Preferred Stock, par value $.01 per share (the "Preferred Shares"), at a price of $85.00 per one one-hundredth of a Preferred Share (the "Purchase Price"), subject to adjustment.

(c) On July 1, 1999, the Company issued Mr. William Hawkins, its President and Chief Executive Officer, 25,000 restricted shares. The shares contain restrictions on transfer which lapse over time, upon a Change of Control (as that term is defined in the Stock Option Plan covering employees) or upon the occurrence of certain events of termination of employment. The restrictions lapse at the annual rate of 8,333 shares, commencing July 1, 2000. In the event of a termination of Mr. Hawkins' employment by us for Unsatisfactory Performance, in addition to those shares that are then no longer subject to the foregoing transfer restrictions, an additional 8,333 shares will no longer be subject to such restrictions unless all such restrictions shall have previously lapsed. In the event of a Change of Control or termination of Mr. Hawkins' employment by him for Good Reason or termination of his employment by us without Cause, all restrictions on transfer will lapse. The shares were issued pursuant to an exemption from registration under the Securities Act of 1933 under Section 4(2) thereof. The shares were purchased for investment and the shares have been duly legended to reflect that they have not been registered under the Securities Act.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Company held its annual meeting of stockholders on May 13, 1999 and solicited votes by proxy in connection with such meeting.

(c)   The following matters were approved by the shareholders:

            (i) The approval of management's nominees to the Board of Directors received 10,108,062 votes in favor, 0 against and 6,015 abstained.

            (ii) The ratification of amendments to the Company's Amended and Restated Stock Option Plan (the "Plan Amendments"), which Plan Amendments (a) increase the number of shares of Common Stock reserved for issuance thereunder by 700,000 shares to 4,100,000 shares, (b) increase the maximum number of shares from 350,000 to 500,000 with respect to options that may be granted to any person or entity eligible within one calendar year, (c) to provide that the term of all options under the Plan survive termination of employment by or association with Novoste for a limited period of time, up to a maximum of one year.

                  Shareholders approved the Plan Amendments by votes as follows:
                  5,010,319 in favor, 2,658,865 against and 26,242 abstained.

            (iii) The ratification of amendments to the Company's non-employee
                  Director Stock Option Plan (the "Plan Amendments"), which Plan Amendments (a) increase the number of shares of Common Stock reserved for issuance thereunder by 100,000 shares to 200,000 shares, (b) to eliminate the maximum number of shares with respect to options that may be granted to any option holder within any one calendar year. Shareholders approved the Plan Amendments by votes as follows: 5,091,185 in favor, 2,573,896 against and 30,345 abstained.

            (iv) The ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 1999. The proposal received 10,107,082 votes in favor, 1,100 against and 5,895 abstained.

Item 5. Other Information

Effective June 1, 1999 Adam G. Lowe joined the Company as Vice President, Quality Assurance and effective July 16, 1999 Thomas K. Brooks resigned as Vice President, Distributor Sales-Rest Of World.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein:

      4.17(a) Form of Amended and restated Rights Agreement, dated as of July
              29, 1999, between Novoste Corporation and American Stock Transfer & Trust Company, which includes as Exhibit B thereto the Form of Right Certificate.(1)

      4.17(b) Summary of Rights to Purchase Preferred Shares of Novoste
              Corporation.(1)

      10.22 Restricted Stock Award dated July 1, 1999 between Novoste Corporation and William A. Hawkins.

      27      Financial data schedule

      (1) Filed as same numbered Exhibit to the Registrant's Registration Statement on Form 8-A/A filed on August 3, 1999.

(b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      NOVOSTE CORPORATION


August 10, 1999                       /s/ William A. Hawkins
----------------------                ------------------------------------------
Date                                  William A. Hawkins
                                      President & Chief Executive Officer


August 10, 1999                       /s/ David N. Gill
----------------------                ------------------------------------------
Date                                  David N. Gill
                                      Vice President - Finance,
                                      Chief Operating Officer
                                      and Chief Financial Officer
                                      (Principal Financial & Accounting Officer)

EXHIBIT INDEX

Exhibit
Number                  Exhibit Description
------                  -------------------

4.17(a) Form of Amended and restated Rights Agreement, dated as of July 29, 1999, between Novoste Corporation and American Stock Transfer & Trust Company, which includes as Exhibit B thereto the Form of Right Certificate.(1)

4.17(b)           Summary of Rights to Purchase Preferred Shares of Novoste
                  Corporation.(1)

10.22 Restricted Stock Award dated July 1, 1999 between Novoste Corporation and William A. Hawkins.

27                Financial data schedule

(1) Filed as same numbered Exhibit to the Registrant's Registration Statement on Form 8-A/A filed on August 3, 1999.