Form 10-Q
period 1999-09-30
NOVOSTE CORP /FL/
filed 1999-11-05
CIK 1012131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the quarterly period ended September 30, 1999.

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

      (Item 1)    Yes |X|     No |_|

      (Item 2)    Yes |X|     No |_|

As of October 22, 1999 there were 14,169,851 shares of the Registrant's Common Stock outstanding.

Exhibit Index on page: 25

                               NOVOSTE CORPORATION

                                    FORM 10-Q

                                      INDEX

PART I.       FINANCIAL INFORMATION                                    PAGE NO.
                                                                       --------
      Item 1. Consolidated Financial Statements

              Consolidated Balance Sheets as of September 30, 1999
               (unaudited) and December 31, 1998                           3

              Consolidated Statements of Operations (unaudited) for
               the three and nine months ended September 30, 1999
               and 1998                                                    4

              Consolidated Statements of Cash Flows (unaudited) for
               the nine months ended September 30, 1999 and 1998           5

              Notes to Unaudited Consolidated Financial Statements         6-7

      Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         8-21

      Item 3. Quantitative and Qualitative Disclosures About Market Risk   22

PART II.      OTHER INFORMATION

      Item 5. Other Information                                            23

      Item 6. Exhibits and Reports on Form 8-K                             23

SIGNATURES                                                                 24

EXHIBIT INDEX                                                              25

                               NOVOSTE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                        September 30,       December 31,
                                                                            1999                1998
                                                                        -------------       ------------
                                                                         (unaudited)
Assets
Current assets:
     Cash and cash equivalents                                          $   8,179,574       $  2,352,517
     Short-term investments                                                40,429,175         23,695,451
     Accounts receivable                                                    1,039,223              8,775
     Inventory                                                              2,349,514            537,351
     Prepaid expenses                                                         410,698            168,142
                                                                        -------------       ------------
Total current assets                                                       52,408,184         26,762,236
                                                                        -------------       ------------
Property and equipment, net                                                 3,197,354          2,327,467
License agreements, net                                                       115,893            126,121
Other assets                                                                  254,192            266,408
                                                                        -------------       ------------
                                                                        $  55,975,623       $ 29,482,232
                                                                        =============       ============

Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                                                   $   1,806,709       $  1,059,591
     Accrued expenses and taxes withheld                                    4,284,450          3,905,548
                                                                        -------------       ------------
Total current liabilities                                                   6,091,159          4,965,139
                                                                        -------------       ------------

Shareholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
        no shares issued and outstanding                                           --                 --
     Common stock, $.01 par value, 25,000,000 shares authorized;
        14,175,255 and 10,704,817 shares issued, respectively                 141,753            107,048
     Additional paid-in capital                                           127,908,972         77,022,814
     Accumulated deficit                                                  (75,847,546)       (52,281,002)
                                                                        -------------       ------------
                                                                           52,203,179         24,848,860
     Less treasury stock, 5,780 shares of common stock at cost                (23,840)           (23,840)
     Unearned compensation                                                 (2,294,875)          (307,927)
                                                                        -------------       ------------
Total shareholders' equity                                                 49,884,464         24,517,093
                                                                        -------------       ------------
                                                                        $  55,975,623       $ 29,482,232
                                                                        =============       ============

See accompanying notes.

                               NOVOSTE CORPORATION

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                Three months ended                   Nine months ended
                                                   September 30,                        September 30,
                                             1999               1998               1999               1998
                                         -------------------------------       -------------------------------
Net revenue                              $    566,872       $         --       $  1,204,699       $         --
Cost of sales                                 539,777                 --          1,216,943                 --
                                         ------------       ------------       ------------       ------------
Gross Margin                                   27,095                 --            (12,244)                --
                                         ------------       ------------       ------------       ------------

Operating Expenses
      Research and development              6,115,556          5,685,268         17,950,943         13,597,906
      Sales and marketing                   1,678,437            832,230          4,519,703          1,703,656
      General and administrative              917,379            799,805          2,731,284          1,852,670
                                         ------------       ------------       ------------       ------------
Total operating expenses                    8,711,372          7,317,303         25,201,930         17,154,232
                                         ------------       ------------       ------------       ------------
Loss from operations                       (8,684,277)        (7,317,303)       (25,214,174)       (17,154,232)
                                         ------------       ------------       ------------       ------------

Interest income                               618,007            511,560          1,647,630          1,724,647
                                         ------------       ------------       ------------       ------------
Net loss                                 $ (8,066,270)      $ (6,805,743)      $(23,566,544)      $(15,429,585)
                                         ============       ============       ============       ============

Net loss per share                       $      (0.57)      $      (0.64)      $      (1.79)      $      (1.47)
                                         ============       ============       ============       ============

Weighted average shares outstanding        14,134,862         10,601,916         13,170,928         10,483,965
                                         ============       ============       ============       ============

See accompanying notes.

                               NOVOSTE CORPORATION

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the nine months
                                                                 ended September 30,
                                                               1999               1998
                                                           ------------       ------------
Cash flows from operating activities
Net loss                                                   $(23,566,544)      $(15,429,585)
Adjustments to reconcile net loss to net cash used by
      operating activities:
      Depreciation and amortization                             691,546            392,536
      Issuance of stock for services or compensation            348,723            741,740
      Amortization of deferred compensation                     566,177                 --
      Changes in assets and liabilities:
        Accounts receivable                                  (1,030,448)                --
        Inventory                                            (1,812,163)          (236,430)
        Prepaid expenses                                       (242,555)          (117,526)
        Accounts payable                                        747,118            680,528
        Accrued expenses and taxes withheld                     378,902            766,600
        Other                                                    12,215           (195,602)
                                                           ------------       ------------
Net cash used by operations                                 (23,907,029)       (13,397,739)
                                                           ------------       ------------

Cash flows from investing activities
Maturity (purchase) of short-term investments               (16,733,724)         1,581,704
Purchase of property and equipment, net                      (1,551,206)        (1,645,075)
                                                           ------------       ------------
Net cash (used) provided by investing activities            (18,284,930)           (63,371)
                                                           ------------       ------------

Cash flows from financing activities
Proceeds from issuance of common stock                       48,019,016            934,469
                                                           ------------       ------------
Net cash provided by financing activities                    48,019,016            934,469
                                                           ------------       ------------
Net increase in cash and cash equivalents                     5,827,057        (12,526,641)
Cash and cash equivalents at beginning of period              2,352,517         35,993,933
                                                           ------------       ------------
Cash and cash equivalents at end of period                 $  8,179,574       $ 23,467,292
                                                           ============       ============

See accompanying notes.

                               NOVOSTE CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999

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

Note 2. Inventories

Inventories are stated at the lower of cost or market. Inventories are comprised of the following at September 30, 1999:

                                     September 30, 1999    December 31, 1998
                                     ------------------    -----------------
           Finished Goods                   $ 1,804,089            $ 382,424
           Work in Process                       42,968                   --
           Raw Materials                        502,457              154,927
                                     ------------------    -----------------
           Total                            $ 2,349,514            $ 537,351
                                     ==================    =================

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

Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity, if significant. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. At September 30, 1999 fair value approximated net book value for all short-term investments.

Note 5. Revenue Recognition

Revenues from sales of products are recognized at the time of shipment with allowances provided for estimated returns, warranty costs and doubtful accounts.

Note 6. Consulting Agreements

On May 13, 1999 the Company granted stock options to the members of its Clinical Advisory Board. These options were priced at the fair market value on the date of grant and the related consulting expense will be recognized over the one-year vesting period.

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

Overview

Novoste commenced operations as a medical device company in May 1992. Since 1994, we have devoted substantially all of our efforts to developing the Beta-CathTM System, an intraluminal beta radiation catheter delivery system designed to reduce the frequency of restenosis subsequent to percutaneous transluminal coronary angioplasty ("PTCA") as well as other interventional procedures.

For the period since our capitalization through December 31, 1998 we earned minimal non-recurring revenues and experienced significant losses in each period. The Company commenced the active marketing of the Beta-CathTM System in Europe in January 1999. At September 30, 1999 we had an accumulated deficit of approximately $75.8 million. We expect to continue to incur significant operating losses through at least 2000 as we conduct clinical trials, seek regulatory approval or clearance for our products, continue research and development projects, expand our sales and marketing efforts in contemplation of product introduction and market development, and increase our administrative activities to support our growth.

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

Clinical Trials

We are currently conducting two pivotal clinical trials, the Beta-Cath System Trial and the START Trial as well as several other trials. The pivotal trials are intended to support a pre-market approval application to the FDA to market our device in the United States to reduce the incidence of coronary restenosis following PTCA, stent placement and the treatment of "in-stent" restenosis.

The Beta-Cath System Trial. On July 30, 1997 we initiated our Beta-Cath System Trial, a randomized, triple-masked, placebo-controlled, multicenter human clinical trial under an investigational device exemption granted by the FDA. The Beta-Cath System Trial seeks to determine the clinical safety and effectiveness of the Beta-Cath System in reducing coronary restenosis following PTCA or stent placement. We initially targeted enrollment for approximately 1,100 patients in the trial at up to 55 clinical sites located in the United States. The protocol contemplated that patients would be divided into two approximately equal subgroups, one receiving PTCA alone and one receiving coronary stents in addition to PTCA.

Patients in each subgroup of the trial received, determined on a random basis, either vascular brachytherapy through the Beta-Cath System using a 30mm radiation source train or no vascular brachytherapy through a placebo version of the Beta-Cath System. In both subgroups, patients who received the beta radiation received dosages of 14 gray for vessels ranging from 2.70 to 3.35mm and 18 gray for vessels ranging from 3.36 to 4.00mm. The protocol provides for telephone follow-up with patients 30 days after treatment for PTCA patients and monthly for newly stented patients up to the eighth month, and a follow-up angiogram eight months after the initial treatment regardless of the treatment. The primary endpoint of the trial is target vessel revascularization ("TVR"), the incidence of an additional revascularization procedure in the vessel originally treated within eight months. Other endpoints of the trial include angiographic restenosis, late loss index, and the incidence of major adverse cardiac events.

As is typical for patients undergoing stent placement, the patients in the stent placement subgroup of the Beta-Cath System Trial received anti-platelet therapy to prevent stent thrombosis, a condition which can lead to acute closure of the treated artery. Stent thrombosis typically occurs within 30 days of treatment in a small percentage of patients receiving stent placement. There were incidences of stent thrombosis reported in the Beta-Cath System Trial. These patients developed the condition later following their treatment than is normally observed. As a result, in November 1998 we modified the Trial protocol for the stent placement subgroup to extend the anti-platelet therapy from two weeks to 60 days following stent placement and to provide for additional follow-up contact with these patients in the second, third and fourth months after treatment. On April 27, 1999 we announced approval of our intention to increase patient enrollment in the stent placement subgroup of the Trial and to extend the anti-platelet therapy to a minimum of 90 days following stent placement. These changes were made based upon a recommendation made by the Data Safety and Monitoring Board (DSMB) at its March 1999 meeting. The DSMB is an independent committee of clinicians and statisticians that has responsibility for review of the study protocol and clinical events at regular intervals during patient enrollment into the Trial. Based on its review of the available data set, including the incidence of major adverse cardiac events, the DSMB proposed these changes to ensure sufficient data to evaluate the safety and effectiveness of the Beta-Cath System with the revised anti-platelet therapy protocol. We completed enrollment in the PTCA subgroup in July 1999 and enrollment in the stent placement subgroup with the extended antiplatelet therapy in September 1999. Enrollment in the Trial was stopped on September 30, 1999 after having enrolled a total of 1,456 patients at 58 clinical sites, principally located in the United States. A follow-up angiogram eight months after the initial treatment will be performed to observe the treated artery. The angiogram will be analyzed to determine if there has been an incidence of restenosis and to measure late loss index.

The START Trial. On September 21, 1998 we initiated the "STents And Radiation Therapy Trial" or START Trial, a randomized, triple-masked, placebo-controlled, multicenter human clinical trial, under an investigational device exemption granted by the FDA. The primary endpoint of this trial is target vessel revascularization within eight months of treatment. The START Trial seeks to determine the safety and effectiveness of the Beta-Cath System in treating "in-stent" restenosis. We divided patients into two approximately equal subgroups, one receiving vascular brachytherapy through the Beta-Cath System using a 30mm radiation source train and the other receiving no vascular brachytherapy through a placebo version of the Beta-Cath System. Patients who received the beta radiation received dosages of 16 gray for vessels ranging from
2.70 to 3.35mm and 20 gray for vessels ranging from 3.36 to 4.00mm, slightly higher doses than those used in our Beta-Cath System Trial because of radiation shielding from stents previously implanted in a procedure unrelated to this trial. Although the START Trial protocol does not contemplate the placement of new stents, we believe that approximately 20% of the enrolled patients received new stents. We surpassed our targeted enrollment of 386 patients, and enrollment in this trial was completed as of April 30, 1999. A total of 476 patients were enrolled at 51 sites, located principally in the United States. A follow-up angiogram eight months after the initial treatment will be performed to observe the treated artery. The angiogram will be analyzed to determine if there has been an incidence of restenosis and to measure late loss index.

We do not anticipate FDA approval to market the Beta-Cath System in the United States for any indication any earlier than one year after the FDA accepts our application for filing. Assuming the START Trial yields positive results, we expect that our application seeking approval to market the Beta-Cath System in the United States to treat "in-stent" restenosis will be submitted to the FDA first and will be based upon the enrollment of 476 patients in that Trial.

The START 40 Trial. In addition, on June 22, 1999 we initiated the START 40 Trial. This multicenter clinical trial has a targeted enrollment of 200 patients who will receive vascular brachytherapy using a 40 mm active radiation source train. The START 40 Trial has an identical clinical design to the START Trial and, therefore, we will use the START Trial's control group in analyzing the clinical data from the START 40 Trial. The purpose of this trial is to gain regulatory approval for the longer, 40mm radiation source train. Enrollment in this trial of the planned 200 patients was completed on October 22, 1999.

BRIE Trial. We are currently conducting a 180 patient multicenter, non-randomized registry trial in Europe, known as the BRIE trial. This registry started in July 1998 and is intended to enhance market acceptance of the Beta-Cath System among physicians and to collect additional clinical data to support reimbursement approvals. As of October 22, 1999, 171 patients had been enrolled at nine sites. We reported interim clinical results on August 31, 1999 for the first 90 patients who returned for angiographic follow-up. These patients were all enrolled prior to the aforementioned extension of anti-platelet therapy to a minimum of 90 days. The independent core lab provided the following data:

                                                 PTCA       Stent       Total
                                               Subgroup   Subgroup   Population
   -----------------------------------------------------------------------------
   NUMBER OF LESIONS                              36         62          98
   Restenosis - Initial Obstructed Segment(1)      8%        16%         13%
   Late Loss Index                                 3%        17%         12%
   -----------------------------------------------------------------------------

   (1) For purposes of the interim analysis, the core lab approximated the target lesion by analyzing the "initial obstructed segment" of the artery, a 5mm or 10mm segment containing the minimum lumen diameter (MLD). Restenosis was calculated using the MLD of this segment as compared to the interpolated reference vessel diameter at follow-up.

The core lab also provided angiographic data on a broader vessel segment (beyond the target lesion) to determine if there were cases where the radiation source train did not adequately cover the arterial segment revascularized by balloon angioplasty or stent placement, a concept known as "geographic miss". Geographic miss often reduces the effectiveness of radiation because the target tissue is insufficiently dosed. This broader variable of Target Vessel Restenosis was measured with and without late coronary occlusion, an event observed in earlier vascular brachytherapy trials in a small percentage of stent patients, before the need for extended anti-platelet therapy (APT) was understood. None of the patients included in the interim BRIE data analysis received an extended APT regimen due to the timing of their enrollment. The broader data set is as follows:

                                       PTCA         Stent       Total
                                     Subgroup     Subgroup   Population
   -----------------------------------------------------------------------------
   Number of Lesions                    36           62          98
   Target Vessel Restenosis             19%          35%         30%
      Excluding Late Occlusions         17%          29%         24%
   -----------------------------------------------------------------------------

Results of Operations

Net loss for the three months ended September 30, 1999 was $8,066,270, or ($.57) per share, as compared to $6,805,743 or ($.64) per share, for the three months ended September 30, 1998. Net loss for the nine months ended September 30, 1999 was $23,566,544 or ($1.79) per share as compared to $15,429,585 or ($1.47) per share for the year earlier period. The increase in net loss for the three and nine months ended September 30, 1999 compared to the year earlier period was primarily due to increased research and development spending related to the company's clinical trials and product development activities and increased sales and marketing spending related to the commercial launch of the Beta-Cath System in Europe.

Net Sales. Net sales of $566,872 were recognized in the three months ended September 30, 1999. Net sales of $1,204,699 were recognized for the nine months ended September 30, 1999. No revenues were earned for the three and nine months ended September 30, 1998. The Company expects net sales to increase in the future as direct distribution is expanded in Europe, and if and when the Beta-Cath System is approved by the FDA and launched commercially in the U.S.

Cost of Sales. Cost of sales of $539,777 were incurred in the three months ended September 30, 1999 and $1,216,943 for the nine months ended September 30, 1999. No cost of sales were incurred for the three and nine months ended September 30, 1998. The Company expects cost of sales to closely approximate sales for the year ended 1999 as the Company ramps up both its European production and sales activities.

Research and Development Expenses. Research and development expenses increased 8% to $6,115,556 for the three months ended September 30, 1999 from $5,685,268 for the three months ended September 30, 1998. For the nine months ended September 30, 1999 research and development expenses increased 32% to $17,950,943 from $13,597,906 for the same period in 1998. These increases were primarily the result of patient enrollment and follow-up costs in the Company's clinical trials, the cost of supplying the Beta-Cath System to clinical sites, and costs related to the ongoing development of the Beta-Cath System.

Sales and Marketing Expenses. Sales and marketing expenses increased 202% to $1,678,437 for the three months ended September 30, 1999 from $832,230 for the three months ended September 30, 1998. For the nine months ended September 30, 1999 sales and marketing expenses increased 265% to $4,519,703 from $1,703,656 for the same period in 1998. These increases were primarily the result of higher personnel, trade show, consulting and promotional literature costs associated with marketing the Company's product on a direct basis in Europe. The Company expects sales and marketing expenses to increase significantly in the future as direct distribution is expanded in Europe, and if and when the Beta-Cath System is approved by the FDA and launched commercially in the U.S.

General and Administrative Expenses. General and administrative expenses increased 15% to $917,379 for the three months ended September 30, 1999 from $799,805 for the three months ended September 30, 1998. For the nine months ended September 30, 1999 general and administrative expenses increased 47% to $2,731,284 from $1,852,670 for the same period in 1998. This increase for the three and nine month periods was primarily the result of additional management personnel and higher salaries. The Company expects general and administrative expenses to increase in the future in support of a higher level of operations.

Interest Income. Net interest income increased 21% to $618,007 for the three months ended September 30, 1999 from $511,560 for the three months ended September 30, 1998. For the nine months ended September 30, 1999 interest income decreased 5% to $1,647,630 from $1,724,647. The increase in interest income for the quarter was primarily due to the increase in average cash equivalent and short-term investment balances arising from the follow-on public offering completed in March 1999.

Liquidity and Capital Resources

During the nine months ended September 30, 1999 and 1998 the Company used cash to fund operations of $23.9 million and $13.4 million, respectively. The increase in cash used in operations was due primarily to increased research and development activities and the expansion of sales and marketing activities in Europe. At September 30, 1999 the Company had commitments to purchase $3.2 million in inventory components of the Beta-Cath System over the next year. In addition, on October 14, 1999 the Company signed a development and manufacturing supply agreement with AEA Technologies QSA GmbH for a second source of radioisotope supply and for the development of a smaller diameter source. This agreement provides for the construction of a production line over the period October 1, 1999 to February 2001. The cost of this production line is estimated at $4,000,000 and will be paid by the Company as construction progresses. Because of the development, manufacturing scale-up and commercialization of the Beta-Cath System, Novoste's future cash needs for operating and investing activities are anticipated to be higher than historical levels subject to the factors discussed below.

On March 19, 1999 the Company completed a follow-on public offering of 2,400,000 newly issued shares of its common stock at a public offering price of $20 per share. On March 24, 1999 the Company issued an additional 160,000 shares of common stock pursuant to the exercise of the underwriters' over-allotment option. Net proceeds to the Company after the exercise of the underwriters' over-allotment option and all related expenses totaled $47.5 million.

The Company's principal source of liquidity at September 30, 1999 consisted of cash, cash equivalents and short-term investments of $48.6 million. The Company did not have any credit lines available or outstanding borrowings at September 30, 1999.

The Company anticipates that its operating losses will continue through at least 2000 as it expends substantial resources in funding clinical trials in support of regulatory approvals, and continues to expand research and development and sales and marketing activities. We believe that our existing capital resources will be sufficient to fund the company through the end of 2000, but those resources may prove insufficient. We cannot assure that additional financing, if required, will be available on satisfactory terms, or at all. However, the Company's future liquidity and capital requirements will depend upon numerous factors, including, among others: the progress of the Company's clinical research and product development programs; the receipt of and the time required to obtain regulatory clearances and approvals; the resources required to gain approvals; the resources the Company devotes to the development, manufacture and marketing of its products; the resources required to hire and develop a direct sales force in the United States and in the larger markets of Europe, develop distributors internationally, and to expand manufacturing capacity; and market acceptance and demand for its products. Additional capital may be required to launch the Beta-Cath System in the United States. Novoste may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. There can be no assurance that additional financing, if required, will be available on satisfactory terms, or at all.

Impact of Year 2000

We have completed the process of evaluating the potential impact of what is commonly referred to as the year 2000 issue, concerning the inability of certain computer systems to properly recognize and process dates starting with the year 2000 and beyond. We are taking steps to ensure that our business systems software and equipment will continue to function properly after December 31, 1999. In doing so, we have established a team, which is working directly with management to (1) assess and test all internal information systems and other systems that may be affected by the year 2000 date change; (2) assess and test our products that may be affected by the year 2000 date change; (3) communicate with third parties that supply our products to ensure they are addressing the year 2000 issue; and (4) compose a contingency and disaster recovery plan to ensure resolution of problems that may arise as a result of the year 2000 date change.

As of September 30, 1999 items (1), (2), (3) and (4) above are complete. Because the Company is relying on information provided to it by third parties to assess the Year 2000 readiness of such vendors, the Company cannot provide assurances that all of its critical vendors are or will be Year 2000 ready. As a contingency, the Company has increased safety stock levels on its critical component inventory.

The Beta-Cath System does not contain any real time clocks and therefore the device itself does not present any year 2000 issues.

With respect to our internal business systems, an assessment of equipment and software was started in September 1998. In addition, in anticipation of in-house manufacturing, we purchased a complete manufacturing software package in January 1998 that includes integrated financial modules that replace our previous financial software program. The contract for the purchase of the new software package requires year 2000 compliance. We have completed testing to determine that our internal systems are year 2000 compliant. All internal systems critical to the Company's overall business have been inventoried and evaluated. As of September 30, 1999, 90% of the Company's internal systems have been determined to be year 2000 compliant or where upgraded and are now year 2000 compliant. The remaining 10% of the Company's internal systems are ether slated for obsolescence by or before December 31, 1999 or will be upgraded by October 31, 1999.

We have and will continue to devote the necessary resources to resolve all significant year 2000 issues in a timely manner. Based upon current estimates, we expect capital expenditures of approximately $100,000 will be necessary to achieve year 2000 compliance. As of September 30, 1999 the Company has expended approximately $60,000 for year 2000 compliance.

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

At September 30, 1999 we had accumulated a deficit of approximately $75.8 million since our inception in 1992. The commercialization of the Beta-Cath System and other new products, if any, will require substantial additional development, clinical, regulatory, manufacturing, sales and marketing and other expenditures. We expect our operating losses to continue through at least 2000 as we continue to expand our product development, clinical trials and marketing efforts. We may never commercialize the Beta-Cath System, or any other product, or achieve or sustain profitability.

Clinical Testing Of Beta-Cath System; No Assurance Of Its Safety And
Effectiveness

The safety and effectiveness of the Beta-Cath System has not been determined in a placebo-controlled, pivotal trial. We are currently conducting two multi-center human clinical trials of the Beta-Cath System to determine its safety and effectiveness. At September 30, 1999 we completed enrollment in both the PTCA and stent placement subgroup of the Beta-Cath System Trial and had enrolled a total of 1,456 patients at 58 clinical sites. We completed enrollment in the START Trial in April 1999, having enrolled 476 patients at 51 sites, principally located in the United States.

As is typical for patients receiving stent placement, the patients in the stent placement subgroup of the Beta-Cath System Trial receive anti-platelet therapy to prevent stent thrombosis, a condition which can lead to acute closure of the treated artery. Stent thrombosis typically occurs within 30 days of treatment in a small percentage of patients receiving stent placement. There were incidences of stent thrombosis reported in the Beta-Cath System Trial. These patients developed the condition later following their treatment than is normally observed. As a result, in November 1998, we modified the Trial protocol for the stent placement subgroup to extend the anti-platelet therapy from two weeks to 60 days following stent placement and to provide for additional follow-up contact with these patients in the second, third and fourth months after treatment. On April 27, 1999 we announced approval of our intention to increase patient enrollment in the stent placement subgroup of the Trial by up to 300 more patients and to extend the anti-platelet therapy to a minimum of 90 days following stent placement. These changes were made based upon a recommendation made by the Data Safety and Monitoring Board (DSMB) at its March 1999 meeting. Based on its review of the available data set, including the incidence of major adverse cardiac events, the DSMB proposed these changes to ensure sufficient data to evaluate the safety and effectiveness of the Beta-Cath System with the revised anti-platelet therapy protocol.

Both of our current pivotal trials require follow-up examinations with patients after eight months. It is only after analysis of a statistically significant number of patients in one of these trials that we would apply for the regulatory approvals required to commence marketing the Beta-Cath System in the United States. Various factors, including performing follow-up examinations on patients, could delay completion of either trial for an indeterminate amount of time. The data from these trials, if completed, may not demonstrate the safety and effectiveness of the Beta-Cath System and may not be adequate to support our application to the FDA for pre-market approval. In particular, we cannot be sure that the incidence of stent thrombosis seen in the Beta-Cath System Trial will be resolved by the protocol modification. If the Beta-Cath System does not prove to be safe and effective in clinical trials, our business, financial condition and results of operations will be materially adversely affected. In addition, the clinical trials may identify significant technical or other obstacles to obtaining necessary regulatory approvals. Because vascular brachytherapy in human coronary arteries is a relatively new treatment, the long-term effects on patients are not known and likely will not be known for several years. As a result, even if our current clinical trials indicate the Beta-Cath System is safe and effective over an eight-month period, we cannot be sure that the Beta-Cath System will be safe and effective over the long term.

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

We do not anticipate FDA approval to market the Beta-Cath System in the United States for any indication any earlier than one year after the FDA accepts our application for filing. Assuming the START Trial yields positive results, we expect that our application seeking approval to market the Beta-Cath System in the United States to treat "in-stent" restenosis will be submitted to the FDA first and will be based upon the enrollment of 476 patients in that Trial. The FDA could require that we submit results from our Beta-Cath System Trial prior to considering our initial application for approval of our device in treating "in-stent" restenosis. Instead of filing an additional, separate application, we may amend our initial application relating to "in-stent" restenosis to seek pre-market approval of the Beta-Cath System for use following PTCA and stent placement based upon the results of the Beta-Cath System Trial. If we file such an amendment, the FDA would restart the statutory review period for our initial application as of the date of the filing of the amendment. This would cause a delay in obtaining FDA approval. Moreover, if either Trial does not yield positive results, the FDA's consideration of any application we have submitted could be adversely affected; any such application could be refused filing for substantive review, or if filed, could be subject to requests for substantial amounts of additional information, or ultimately could be denied approval.

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

Dependence On Single Vendor To Supply Radioisotopes

To date, we have obtained all our beta radiation isotope requirements from a single supplier, Bebig Isotopentechnik und Umweltdiagnostik GmbH, a German corporation. Our supply agreement with Bebig has an initial term ending in November 2000. During the term, we have agreed not to purchase more than 30% of our annual radioisotope requirements from any supplier other than Bebig. Our business, results of operations and financial condition could be materially adversely affected by Bebig's failure to provide us with beta isotopes on a timely basis during the term of the agreement. On October 14, 1999 the Company signed a development and manufacturing supply agreement with AEA Technologies QSA GmbH for a second source of radioactive supply and for the development of a smaller diameter source. The agreement provides for the construction of a production line which is expected to be finished in February 2001. The development of the smaller diameter source may not be successfully completed, the new production line may not be completed on time and on budget, and the smaller diameter source may not be manufacturable in commercial quantities.

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

Price Volatility And Fluctuations In Operating Results

The market price of our common stock could decline below the public offering price. Specific factors relating to our business or broad market fluctuations may materially adversely affect the market price of our common stock. The trading price of our common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations, new products or clinical data announced by us or our competitors, governmental regulatory action, developments with respect to patents or proprietary rights, general conditions in the medical device or cardiovascular device industries, changes in earnings estimates by securities analysts, or other events or factors, many of which are beyond our control. In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many medical device companies and which have often been unrelated to the operating performance of such companies. Our revenue or operating results in future quarters may be below the expectations of securities analysts and investors. In such an event, the price of our common stock would likely decline, perhaps substantially. During the twelve month period ended September 30, 1999, the closing price of our common stock ranged from a high of $30.25 per share to a low of $11.00 per share and ended that period at $17.84 per share.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company's cash equivalents and short-term investments are subject to market risk, primarily interest-rate and credit risk. The Company's investments are managed by outside professional managers within investment guidelines set by the Company. Such guidelines include security type, credit quality and maturity and are intended to limit market risk by restricting the Company's investments to high credit quality securities with relatively short-term maturities.

The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company's investment portfolio. All investments mature, by policy, in one year or less.

                                                                                           Fair Value
(in thousands)                       1999       2000     2001    2002     2003    Total      9/30/99
-------------------------------------------------------------------------------------------------------
Assets:
Cash equivalents
   Fixed rate                       $8,180     $--       $--     $--      $--     $8,180     $8,180
   Average interest rate             5.25%

Held to Maturity investments
   Fixed rate                       11,810     28,619     --      --       --     40,429     40,429
   Average interest rate             4.95%     5.55%

Total investments
   Securities                       19,990     28,619     --      --       --     48,609     48,609
   Average interest rate             5.12%     5.55%

Foreign Currency Risk

International revenues from the Company's foreign direct sales and distributor sales comprised 100% of total revenues for the three and nine month periods ending September 30, 1999. With the exception of the Australian and New Zealand distributors, sales are denominated in Euros. The Company experienced an immaterial amount of transaction gains and losses through the three and nine month periods ending September 30, 1999. The Company is also exposed to foreign exchange rate fluctuations as the financial results of its Belgian, German, and Holland subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The net effect of foreign exchange rate fluctuations on the Company during the three and nine month periods ending September 30, 1999 was not material.

PART II. OTHER INFORMATION

Item 5. Other Information

In September 1999, Dr. Raoul Bonan completed his leave of absence and returned to clinical practice at the Montreal Heart Institute. He will continue to serve as the Company's Medical Director and Vice President of Clinical Affairs on a part time basis through August 31, 2000.

Item 6. Exhibits and Reports on Form 8-K

    10.23 Modifications to Employment Agreement with Dr. Raoul Bonan, July 1, 1999.

    10.24 Further modifications to Employment Agreement with Dr. Raoul Bonan, August 11, 1999.

    *10.25 Development and Manufacturing Agreement between AEA Technology-QSA, GmbH and Novoste Corporation.

    27      Financial data schedule

    *Portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    NOVOSTE CORPORATION


October 31, 1999                    /s/ William A. Hawkins
----------------                    ---------------------------------
Date                                William A. Hawkins
                                    President & Chief Executive Officer


October 31, 1999                    /s/ David N. Gill
----------------                    ---------------------------------
Date                                David N. Gill
                                    Vice President - Finance,
                                    Chief Operating Officer
                                    and Chief Financial Officer
                                    (Principal Financial & Accounting Officer)

EXHIBIT INDEX

Exhibit
Number                  Exhibit Description
------                  -------------------

10.23     Modifications to Employment Agreement with Dr. Raoul Bonan, July 1,
          1999.

10.24 Further modifications to Employment Agreement with Dr. Raoul Bonan, August 11, 1999.

*10.25 Development and Manufacturing Agreement between AEA Technology-QSA, GmbH and Novoste Corporation.

27        Financial data schedule

*Portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.