Form 10-K405
period 1999-12-31
NOVOSTE CORP /FL/
filed 2000-02-18
CIK 1012131

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934. FOR THE TRANSITION PERIOD ___ TO ___.

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

As of February 1, 2000, there were 14,221,977 shares of Common Stock outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $247,889,982 based upon the closing sales price of the Common Stock on February 1, 2000 on the Nasdaq National Market. Shares of Common Stock held by each officer, director, and holder of five percent or more of the Common Stock outstanding as of February 1, 2000 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

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

Item 6.   Selected Consolidated Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7a.  Quantatative and Qualitative Disclosures About Market Risk

Item 8.   Consolidated Financial Statements and Supplementary Data

Item 9. Changes in Disagreements with Accountants on Accounting and Financial Disclosure

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

      The statements contained in this Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and risks which could cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and risks include, but are not limited to, whether the Beta-Cath System, our primary product in development, will prove safe and effective; whether we will ever be profitable; whether we will be able to raise additional funds, if needed whether and when we will obtain approval of the Beta-Cath System from the United States Food and Drug Administration (FDA) and corresponding foreign agencies; our need to achieve manufacturing scale-up in a timely manner, and our need to provide for the efficient manufacturing of sufficient quantities of the Beta-Cath System; our dependence on the Beta-Cath System as the primary source of future revenue; the uncertainty of market acceptance of vascular brachytherapy; the lack of an alternative source of supply for the radiation source materials used in the Beta-Cath System; our patent and intellectual property position; our need to develop the marketing, distribution, customer service and technical support and other functions critical to the success of our business plan; the effectiveness and ultimate market acceptance of the Beta-Cath System; limitations on third party reimbursement; and competition with rival developers of restenosis reduction products. These risks are discussed under "Item 1 - Business" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." Additional risk factors include those that may be set forth in reports filed by the Company from time to time on Forms 10-Q and 8-K. We do not undertake any obligation to update any forward-looking statements.

GENERAL

      Novoste has developed the Beta-Cath System, a hand-held device designed to deliver beta, or low penetration, radiation to the site of a treated blockage in a coronary artery to decrease the likelihood of restenosis. Restenosis, the renarrowing of a previously treated artery, is the major limitation of percutaneous transluminal coronary angioplasty or PTCA, a procedure used by interventional cardiologists to open blocked coronary arteries. We are currently conducting pivotal clinical trials of the Beta-Cath System and, assuming positive results, intend to file an initial pre-market approval application with the FDA in the second quarter of 2000. In August 1998, we qualified to apply CE marking to the Beta-Cath System, a requirement to sell our device in most of Western Europe.

      In 1999 physicians performed approximately 650,000 PTCA procedures in the United States and approximately 500,000 PTCA procedures abroad. Studies have shown that 30% to 50% of patients experience restenosis within six months after PTCA. Restenosis often requires one or more additional revascularization procedures to reopen blocked vessels. These procedures include PTCA, which has an average cost of $20,000 in the United States, and coronary artery bypass graft surgery, or CABG, which has an average cost of $45,000 in the United States. It is estimated that more than $3.0 billion is spent annually in the United States on revascularization procedures.

      In response to the high rates of restenosis following PTCA, the placement of coronary stents, metal implants that prop open a coronary artery, has grown rapidly. In 1999, stents were used in approximately 75% of all PTCA procedures performed worldwide and on average added over $2,000 to the cost of each PTCA procedure. However, studies have shown that restenosis still occurs in approximately 20% to 30% of the patients who receive stents. This is commonly referred to as "in-stent" restenosis. Patients with "in-stent" restenosis often experience recurrent restenosis and as a result are prone to multiple revascularization procedures. We believe that the Beta-Cath System may be effective in reducing the incidence of restenosis following PTCA and stent placement and in treating "in-stent" restenosis, thereby reducing the need for additional costly hospital procedures.

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

      Coronary Artery Bypass Graft Surgery. Coronary artery bypass graft surgery, or CABG, was introduced as a treatment for coronary artery disease in the 1950's. CABG is a highly invasive, open surgical procedure in which blood vessel grafts are used to bypass the site of a blocked artery, thereby restoring blood flow. CABG, still considered the most durable treatment for coronary artery disease, is generally the primary treatment for severe coronary artery disease involving multiple vessels. In addition, CABG is often a treatment of last resort for patients who have undergone other less invasive procedures like PTCA but require revascularization. However, CABG has significant limitations, including medical complications such as stroke, multiple organ dysfunction, inflammatory response, respiratory failure and post-operative bleeding, each of which may result in death. In addition, CABG is a very expensive procedure and requires a long recovery period. In the United States, the average cost of undergoing CABG, including hospital stay, is approximately $45,000; and the average recuperation period following discharge from the hospital is at least four to six weeks. In 1999, approximately 600,000 CABG procedures were performed in the United States. Several new minimally invasive surgical techniques have been commercialized which attempt to lessen the cost and trauma of CABG procedures while maintaining efficacy.

      PTCA. Since its introduction in the late 1970s, PTCA has emerged as the principal less invasive alternative to CABG. PTCA is a procedure performed in a cath lab by an interventional cardiologist. During PTCA, a guidewire is inserted into a blood vessel through a puncture in the leg (or arm, in some cases) and guided through the vasculature to a diseased site in the coronary artery. A balloon-tipped catheter is then guided over the wire to the deposit of plaque or lesion occluding the artery. Once the balloon is positioned across the lesion inside the vessel, the balloon is inflated and deflated several times. Frequently, successively larger balloons are inflated at the lesion site, requiring the use of multiple balloon catheters. The inflation of the balloon cracks or reshapes the plaque and the arterial wall, thereby expanding the arterial lumen and increasing blood flow. However, the inflation of the balloon typically results in injury to the arterial wall. In 1999, it is estimated that more than 650,000 PTCA procedures were performed in the United States and approximately 500,000 procedures were performed outside the United States. The average cost of each PTCA procedure in the United States is approximately $20,000, or less than one-half of the average cost of CABG. The length of stay and recuperation period are substantially less than those required for CABG.

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

      Studies have concluded that the rate of restenosis in patients receiving coronary stents following PTCA is approximately 30% lower than in patients treated only by PTCA. Since their commercial introduction in the United States in 1994, the use of stents has grown rapidly, and it is estimated that they were utilized in approximately 75% of the approximately 1.1 million PTCA procedures performed in 1999.

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

OUR BUSINESS STRATEGY

      Our objective is to become the leader in the commercialization of vascular brachytherapy devices. Elements of our strategy include:

      - Achieving First-to-Market Position and a Leading Market Share in the United States and Europe. We intend to be the first-to-market in the United States with a beta vascular brachytherapy device. We intend to seek approvals to use the Beta-Cath System to address a wide range of indications, including reduction of the incidence of restenosis following PTCA and stent placement and treatment of "in-stent" restenosis. We believe this broad label will enable us to achieve a leading market share of vascular brachytherapy devices. We received CE marking certification in August 1998, becoming the first company with approval to market a vascular brachytherapy device in Europe.

      - Establishing the Beta-Cath System as the Standard of Care. Our strategy is to introduce the Beta-Cath System into the cath lab as the standard of care to reduce the incidence of restenosis. In addition, we intend to conduct intensive physician-training seminars to familiarize interventional cardiologists and radiation oncologists with the use of the Beta-Cath System.

      - Selling Directly. We intend to market the Beta-Cath System in the United States through a direct sales force. We plan to focus our marketing efforts on the top tier of approximately 200 high-volume hospitals and on leading interventional cardiologists and radiation oncologists at those institutions. The interventional cardiologists at these hospitals perform a large portion of the PTCA procedures in the United States and tend to adopt new cardiovascular technologies and devices quickly. We also believe we can leverage the reputation of these early adopters in the clinical community to generate wider demand. In addition, we believe these hospitals have or will be able to obtain relatively quickly the necessary licenses to store and use our beta radiation source and are likely to have radiation oncologists with the appropriate credentials to use the Beta-Cath System's radiation sources. We have commenced marketing the Beta-Cath System in Europe through a direct sales force in larger markets, which we have supplemented with independent distributors in other markets.

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

      - Protecting and Enhancing our Proprietary Technology. We believe that our patent position may offer a competitive advantage. On November 4, 1997 we were issued United States Patent No. 5,683,345 on the Beta-Cath System, on May 4, 1999 we received United States Patent No. 5,899,882 and on January 11, 2000 we received United States Patent No. 6,013,020. We have also filed a related United States continuation-in-part application (which is jointly owned by us and Emory University), and have additional United States applications pending covering aspects of our Beta-Cath System. With respect to our United States filings, we have filed, or will file in due course, counterpart applications in the European Patent Office and certain other countries. We intend to obtain further protection of our proprietary technology and to defend our intellectual property rights against infringement.

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

      - contains a radiation source sensing system which is interlocked with a gating system to prevent the radiation sources from exiting the transfer device until the delivery catheter is locked in place and to prevent removal of the delivery catheter prior to the return of the radiation sources to the transfer device; and

      - completely shields the beta radiation from health care workers when the radiation source train is housed inside it.

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

The radiation sources are then returned by the use of positive hydraulic pressure applied through a different lumen of the delivery catheter. Upon completion of each procedure, the train of radiation sources is stored safely inside the transfer device. At the end of the day, the transfer device is delivered to a designated radiation storage site within the hospital for safekeeping. While the need for a cardiologist and a radiation oncologist is expected to result in incremental physician fees, we believe the Beta-Cath System will be cost-effective, principally by reducing (1) the need for costly revascularization procedures often required following PTCA and coronary stenting and (2) the number of coronary stents used as a primary therapy.

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

CLINICAL TRIALS

      We are currently conducting three pivotal clinical trials of the Beta-Cath
System: the START Trial, the Beta-Cath System Trial and the START 40 Trial, as well as several other trials. These trials are intended to support pre-market approval applications to the FDA to market our device in the United States to reduce the incidence of coronary restenosis following PTCA, stent placement and the treatment of "in-stent" restenosis.

Pivotal Trials

      The Beta-Cath System Trial. On July 30, 1997 we initiated our Beta-Cath System Trial, a randomized, triple-masked, placebo-controlled, multicenter human clinical trial under an investigational device exemption granted by the FDA. The Beta-Cath System Trial seeks to determine the clinical safety and effectiveness of the Beta-Cath System in reducing coronary restenosis following PTCA or stent placement. We initially targeted enrollment of approximately 1,100 patients in the trial at up to 55 clinical sites, principally located in the United States. The protocol contemplated that patients would be divided into two approximately equal subgroups, one receiving PTCA alone and one receiving coronary stents in addition to PTCA. Patients in each subgroup of the trial received, determined on a random basis, either vascular brachytherapy through the Beta-Cath System using a 30mm radiation source train or no vascular brachytherapy through a placebo version of the Beta-Cath System. In both subgroups, patients who received the beta radiation received dosages of 14 gray for vessels ranging from 2.70 to 3.35mm and 18 gray for vessels ranging from 3.36 to 4.00mm. The protocol provided for telephone follow-up with patients 30 days after treatment for PTCA patients and monthly for newly stented patients up to the eighth month, and a follow-up angiogram eight months after the initial treatment regardless of the treatment. The primary endpoint of this trial is target vessel revascularization
("TVR"), the incidence of an additional revascularization procedure in the same vessel within eight months. Other endpoints of the trial include angiographic restenosis, late loss index, and the incidence of major adverse cardiac events.

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

      The START Trial. On September 21, 1998, we initiated the "Stents And Radiation Therapy Trial" or START Trial, a randomized, triple-masked, placebo-controlled, multicenter human clinical trial, under an investigational device exemption granted by the FDA. The primary endpoint of this trial is target vessel revascularization ("TVR"), the incidence of an additional revascularization procedure in the vessel originally treated within eight months. The START Trial seeks to determine the safety and effectiveness of the 30mm version of the Beta-Cath System in treating "in-stent" restenosis. We divided patients into two approximately equal subgroups, one receiving vascular brachytherapy through the Beta-Cath System and the other receiving no vascular brachytherapy through a placebo version of the Beta-Cath System. Patients who received the beta radiation received dosages of 16 gray for vessels ranging from
2.70 to 3.35mm and 20 gray for vessels ranging from 3.36 to 4.00mm, slightly higher doses than those used in our Beta-Cath System Trial because of radiation shielding from stents previously implanted in a procedure unrelated to this trial. Although the START Trial protocol discouraged the placement of new stents, approximately 23% of the enrolled patients received new stents. We surpassed our targeted enrollment of 386 patients, and enrollment in this trial was completed as of April 30, 1999. A total of 476 patients were enrolled at 51 sites, located principally in the United States. Follow-up angiogram eight months after the initial treatment are currently being performed to observe the treated artery and this process is expected to be completed prior to March 31, 2000. The angiograms will then be analyzed to determine if there has been an incidence of restenosis and to measure late loss index. We anticipate publishing our clinical results from the START trial no later than the second quarter of 2000.

      We do not anticipate FDA approval to market the Beta-Cath System in the United States for any indication any earlier than one year after the FDA accepts our application for filing. Assuming the START Trial yields positive results, we expect that our application seeking approval to market the Beta-Cath System in the United States to treat "in-stent" restenosis will be submitted to the FDA in the second quarter of 2000 and will be based upon the enrollment of 476 patients in this trial.

      The START 40 Trial. In addition, on June 22, 1999 we initiated the START 40 Trial. This multicenter clinical trial enrolled 200 patients who received vascular brachytherapy using a 40 mm active radiation source train. The START 40 Trial has an identical clinical design to the START Trial and, therefore, we will use the START Trial's control group in analyzing the clinical data from the START 40 Trial. The purpose of this trial is to gain regulatory approval for the longer 40mm radiation source train. Enrollment in this trial of the planned 200 patients was completed on October 22, 1999. We believe the 40mm radiation source train may be helpful in addressing clinical concerns over the possibility of "geographic miss" during a vascular brachytherapy procedure. Geographic miss is the failure to delivery radiation to the intended target balloon-injury area either due to poor alignment of the radiation source train to the balloon-induced injury, or using too short a radiation source train compared to the balloon injury (see further discussion at the "BRIE Trial" on the next page).

Feasibility Trials

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

      BRIE Trial. We are currently conducting a 180 patient multicenter, non-randomized registry trial in Europe, known as the BRIE trial. This registry started in July 1998 and is intended to enhance market acceptance of the Beta-Cath System among physicians and to collect additional clinical data to support reimbursement approvals. As of January 17, 2000, 174 patients had been enrolled at ten sites. We reported interim clinical results on August 31, 1999 for the first 90 patients who returned for angiographic follow-up and an update on the first 129 patients (with 152 lesions) was presented at a medical meeting in Europe on February 2, 2000. These patients were all enrolled prior to the aforementioned extension of anti-platelet therapy to a minimum of 90 days. The independent core lab has presented the following data:

                                              PTCA         Stent       Total
                                             Subgroup    Subgroup    Population
--------------------------------------------------------------------------------
NUMBER OF LESIONS                              57            95         152
Restenosis - Initial Obstructed Segment(1)      7%         11.7%        9.9%
--------------------------------------------------------------------------------

      (1) For purposes of the interim analysis, the core lab approximated the target lesion by analyzing the "initial obstructed segment" of the artery, a 5mm or 10mm segment containing the minimum lumen diameter (MLD). Restenosis was calculated using the MLD of this segment as compared to the interpolated reference vessel diameter at follow-up.

      The core lab also provided angiographic data on a broader vessel segment (beyond the target lesion) to determine if there were cases where the radiation source train did not adequately cover the arterial segment revascularized by balloon angioplasty or stent placement, a concept generally known in the clinical community as "geographic miss". Geographic miss often reduces the effectiveness of radiation because the target tissue is insufficiently dosed. This broader variable of Target Vessel Restenosis was measured with and without late coronary occlusion, an event observed in earlier vascular brachytherapy trials in a small percentage of stent patients, before the need for extended anti-platelet therapy (APT) was understood. None of the patients included in the interim BRIE data analysis received an extended APT regimen due to the timing of their enrollment. The broader data set is as follows:

                                         PTCA           Stent           Total
                                       Subgroup       Subgroup       Population
-------------------------------------------------------------------------------
Number of Lesions                         57             95             152
Target Vessel Restenosis                  21%            34%             29%
    Excluding Late Occlusions             20%            28%             25%
-------------------------------------------------------------------------------

      The trials are administered by our clinical and regulatory staff of eight people. We use consultants to monitor the clinical sites and to assist in training. We also have engaged an independent contract research organization and consultants to compile data from the trials and to perform statistical and reimbursement analyses.

      Various factors, including difficulties in performing follow-up examinations on patients, could delay completion of the trials for an indeterminate amount of time. The data from these trials may not demonstrate safety and effectiveness and may not be adequate to support our application to the FDA for pre-market approval of the Beta-Cath System. If the Beta-Cath System does not prove to be safe and effective in clinical trials, our business, financial condition and results of operations will be materially adversely affected and it could result in cessation of our business. In addition, the clinical trials may identify significant technical or other obstacles to obtaining necessary regulatory approvals.

PRODUCT DEVELOPMENT

      Research and development activities are performed by a 24-person product-development team. We have also retained consultants to assist in many research and development activities, including design and manufacture of the Beta-Cath System, monitoring the clinical trials relating to the Beta-Cath System and advising in key aspects of radiation health physics and dosimetry.

      The focus of our current development efforts is the design of future generation components of the Beta-Cath System. We intend to introduce a delivery catheter with a smaller outer diameter so that arteries smaller than 2.7mm can be treated, thereby expanding our market opportunity into smaller coronary vessels. Likewise, we anticipate modifying the transfer device to have a more ergonomic design and to incorporate additional features. Additional future development efforts will focus on modifying the Beta-Cath System for use in peripheral applications, such as arterial-venous shunts and the femoral arteries. The capability of further modifying the length of the radiation source trains to correspond with varying injury lengths caused by balloons used during PTCA is a desired feature and we plan to introduce a 60mm system in 2000. There can be no assurance that we will be successful in developing these or other products.

      Research and development expenses for the years ended December 31, 1999, 1998, and 1997 were approximately $ 22.9 million, $21.1 million and $12.9 million, respectively.

SALES AND MARKETING

      The Beta-Cath System is not approved by the FDA and is not currently marketed in the United States. We obtained approval to CE Mark the Beta-Cath System and to sell it in member countries of the European Union in August 1998. Upon approval, we anticipate marketing the Beta-Cath System through a moderately-sized direct sales organization in the United States. The Beta-Cath System is currently sold by a 22 person direct sales organization (including administrative personnel) in the larger markets of Europe, including Germany, France, Switzerland, The Netherlands and Belgium. We believe that our strategy of maintaining our own direct sales organization dedicated to vascular brachytherapy will be an important factor in market development and an important competitive advantage.

      In addition to direct sales, we use distributors in the smaller markets or where local marketing expertise is needed. At December 31, 1999 we had distributors in Australia, New Zealand, Singapore, China, Turkey, Israel, India, Denmark, Italy and Spain. Our distribution agreements generally grant the distributor exclusive rights for the particular territory for a period of three years. The distributor generally assumes responsibility for obtaining regulatory and reimbursement approvals for such territory and agrees to certain minimum marketing expenditures, purchase commitments and not to market another device that competes directly with the Beta-Cath System. We intend to seek additional regulatory and reimbursement approvals and choose a distributor in the future in those markets where the Beta-Cath System is not yet approved. In Japan, we are planning to work with an independent distributor to obtain the appropriate regulatory and reimbursement approvals and to ultimately distribute the Beta-Cath System, if such approvals are obtained. As of December 31, 1999 we have not conducted any clinical trials in Japan and have not chosen a distributor.

      Since all of our current sales are international in nature, they are subject to associated risks including economic or political instability, shipping delays, fluctuations in foreign currency exchange rates and various trade restrictions, all of which could have a significant impact on the Company's ability to deliver products on a competitive and timely basis. Future imposition of, or significant increases in the level of, customs duties, export quotas, local radiation licensing approvals or other trade restrictions, could have a material adverse effect on our business, financial condition and results of operation. The regulation of medical devices, particularly in the European Community, continues to expand and there can be no assurance that new laws or regulations will not have an adverse effect on our business.

      The Company is directing its sales and marketing efforts at prominent domestic and international cardiac catheterization laboratories that perform the majority of the interventional cardiology procedures. The Company believes that prominent cardiac cath labs are generally more likely to keep abreast of and utilize new technologies such as the Beta-Cath System for diagnosing and treating restenosis. After the Company establishes a presence in major medical centers housing such cardiac cath labs, it then intends to broaden its sales and marketing efforts to include the growing number of smaller, community-based cardiac cath labs. The Company's sales and marketing strategy includes developing and maintaining a close working relationship with its customers in order to assess and satisfy their needs for products and services. The Company meets with clinicians both in the United States and Europe periodically to share ideas regarding the marketplace, existing products, products under development and existing or proposed research projects.

      As part of our strategy to increase the awareness of and acceptance of vascular brachytherapy and the Beta-Cath System in cardiac cath labs, the Company will focus on developing peer reviewed journal articles authored by leading experts in interventional cardiology, sponsoring publication of papers based on research covering the performance and benefits of the Beta-Cath System and conducting informational seminars.

      Our direct sales activities target all of the medical specialists involved in vascular brachytherapy: cardiologists, radiation therapists and medical physicists, which results in a lengthy sales effort. To reach each of these groups, we are using a multidisciplinary sales force consisting of experienced medical device salespeople, clinical specialists with nursing experience in cardiology, and medical physicists experienced in obtaining licenses for new radioactive medical products.

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

      On July 23, 1998, we executed a further amendment to our agreements with Bebig, whereby we received a lien on all tangible and intangible assets used by Bebig in the design and manufacture of the Strontium 90 radioactive sources. In addition, under that amendment, we have exercised our option to purchase the tangible assets, and obtain a fully paid license to all intellectual property used in the manufacture of the radioactive sources, for $4,019,400. The purchase price is payable in the form of a license fee payable on a per train basis over four years commencing in 1998, though we have no obligation to purchase any units after the expiration or termination of the supply agreement. These license payments aggregated $421,900 and $30,800 in 1999 and 1998, respectively, and have been recorded as inventory costs. In the event we do not pay the full purchase price for the assets before September 1, 2002, Bebig will have no obligation to make any of its know-how or technology available to us or any other source of supply. We are also obligated to pay Bebig the cost (not to exceed 500,000 DM, or approximately $300,000) to decontaminate its Strontium 90 line assets under certain circumstances.

      On October 14, 1999 the Company signed a development and manufacturing supply agreement with AEA Technologies QSA GmbH for a second source of radioactive supply and for the development of a smaller diameter radiation source. The agreement provides for the construction of a production line which is expected to be finished in February 2001. The cost of this production line is estimated at $4,000,000 and will be paid by us as construction progresses. In addition, the agreement provides for joint ownership of all intellectual property arising from the development work and that AEA may manufacture vascular brachytherapy sources only for us. The development of the smaller diameter source may not be successfully completed, the new production line may not be completed on time or on budget, and the smaller diameter source may not be manufacturable in commercial quantities.

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

PATENTS AND PROPRIETARY TECHNOLOGY

      Our policy is to protect our proprietary position by, among other methods, filing United States and foreign patent applications. On November 4, 1997 we were issued United States Patent No. 5,683,345 on the Beta-Cath System, on May 4, 1999 we received United States Patent No. 5,899,882 and on January 11, 2000 we received United States Patent No. 6,013,020. We also have filed a related United States continuation-in-part application (which is jointly owned by us and Emory University), and have several additional United States applications pending covering aspects of our Beta-Cath System. The United States Patent and Trademark Office has indicated that certain claims pending in the United States continuation-in-part application and in another application are allowable. With respect to United States Patent No. 5,683,345, the continuation-in-part and our other pending United States patent applications, we have filed, or will file in due course, counterpart applications in the European Patent Office and certain other countries.

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

      Furthermore, our competitors may independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our proprietary technology, and we may not be able to meaningfully protect our rights in unpatented proprietary technology.

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

      Vascular brachytherapy may compete with other treatment methods designed to improve outcomes from coronary artery procedures that are well established in the medical community, such as coronary stents. Stents are the predominant treatment currently utilized to reduce the incidence of coronary restenosis following PTCA and were used in approximately 75% of all PTCA procedures performed worldwide in 1999. Manufacturers of stents include Johnson & Johnson, Medtronic, Inc., Guidant Corporation and Boston Scientific Corporation. Stent manufacturers often sell many products used in the cath lab and, as discussed below, certain of these companies are developing vascular brachytherapy devices.

      Other devices under development that use vascular brachytherapy include:

      - a radioactive-tipped guidewire/afterloader system

      - a radioactive stent; and

      - a radioactive fluid-filled or coated balloon.

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

      The radioactive guidewire /afterloader system is the most competitive approach. An afterloader is a specialized piece of equipment that is used to control movement of a radioactive guidewire and to store and shield the wire when not in use. For devices that utilize short half-life isotopes, the afterloader has a computer component to calculate the prescribed treatment time based on the current decay state of the isotope.

      Johnson & Johnson intends to commercialize a gamma guidewire system, which utilizes technology licensed from Best Medical, Inc. by its Cordis division. They submitted a premarket approval (PMA) application for an "in-stent" restenosis indication to the FDA in June 1999. The PMA application was based on the results of the Gamma 1, SCRIPPS, and WRIST trials, all of which demonstrated a substantial reduction in restenosis in patients treated with gamma radiation compared to the placebo control groups. To date, J&J has not announced FDA approval of its device.

      Guidant will also compete in the radioactive guidewire segment. They have developed the "Galileo" beta-emitting system which consists of a source wire, an afterloader, and a delivery catheter. Guidant is currently conducting the multicenter INHIBIT trial which completed enrollment of 310 patients in November 1999. Lastly, Boston Scientific has also developed a beta wire system that is used in conjunction with an afterloader and a delivery catheter. This device has been evaluated in a 160-patient dose-finding study in Europe, which produced positive clinical results. We are not aware of any approvals for Boston Scientific to conduct a multicenter clinical trial of its device in the U.S.

      Guidant has also developed a beta radiation coronary stent, the ACS MULTI-LINK Radiation Coronary Stent System. They recently initiated a 30-patient feasibility trial to study the safety of their radioactive stent. A small private company, Isostent, Inc., has also developed a radioactive stent that has been evaluated in several clinical trials.

      Radioactive fluid filled or coated balloon catheters have been investigated in small pilot clinical studies, and very little clinical data is currently available. Radiance Medical Ltd. and Guidant are known to have active development projects in this area. This approach would involve injecting a short half-life radioactive liquid down a catheter to inflate a balloon. The disadvantages of this approach include the risks of fluid leaks inside the cath lab, balloon rupture, the need to fractionate dosing to prevent ischemia, and the disposal of the catheter which has been contaminated with radioactive material.

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

      In the United States, medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Under FDA regulations Class I devices are subject to general controls (for example, labeling, pre-market notification and adherence to good manufacturing practices or quality systems regulations) and Class II devices are subject to general and special controls (for example, performance standards, postmarket surveillance, patient registries, and FDA guidelines). Class III is the most stringent regulatory category for medical devices. Generally, Class III devices are those that must receive pre-market approval by the FDA after evaluation of their safety and effectiveness (for example, life-sustaining, life-supporting or implantable devices, or new devices that have not been found substantially equivalent to other Class II legally marketed devices). The Beta-Cath System is a Class III device, which will require the FDA's pre-market approval prior to its commercialization.

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

      We are currently conducting three pivotal trials of the Beta-Cath System under an investigational device exemption granted by the FDA. There can be no assurance as to when, or if, we will complete the enrollment for our current pivotal clinical trials or that data from such trials, if completed, will be adequate to support approval of a pre-market approval application.

      The process of obtaining a pre-market approval and other required regulatory approvals can be expensive, uncertain and lengthy, and there can be no assurance that we will ever obtain such approvals. At the earliest, we do not anticipate filing pre-market approval applications for the Beta-Cath System until the second quarter of 2000, and do not anticipate receiving a pre-market approval for the system until at least one year after such pre-market approval application is accepted for filing, if at all. There can be no assurance that the FDA will act favorably or quickly on any of our submissions to the FDA. We may encounter significant difficulties and costs in our efforts to obtain FDA approval that could delay or preclude us from selling our products in the United States. Furthermore, the FDA may request additional data or require that we conduct further clinical studies, causing us to incur substantial cost and delay. In addition, the FDA may impose strict labeling requirements, onerous operator training requirements or other requirements as a condition of our pre-market approval, any of which could limit our ability to market our systems. Labeling and marketing activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. FDA enforcement policy strictly prohibits the marketing of FDA cleared or approved medical devices for unapproved uses. Further, if a company wishes to modify a product after FDA approval of a pre-market approval, including any changes that could affect safety or effectiveness, additional approvals will be required by the FDA. Such changes include, but are not limited to: new indications for use, the use of a different facility to manufacture, changes to process or package the device, changes in vendors to supply components, changes in manufacturing methods, changes in design specifications and certain labeling changes. Failure to receive or delays in receipt of FDA approvals, including the need for additional clinical trials or data as a prerequisite to approval, or any FDA conditions that limit our ability to market our systems, could have a material adverse effect on our business, financial condition and results of operations.

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

      We believe that reimbursement in the future will be subject to increased restrictions such as those described above, both in the United States and in foreign markets. We believe that the overall escalating cost of medical products and services has led to and will continue to lead to increased pressures on the health care industry, both foreign and domestic, to reduce the cost of products and services, including products we offer. In the United States or foreign markets third-party reimbursement and coverage may not be available or adequate, current reimbursement amounts may be decreased in the future and future legislation, regulation, or reimbursement policies of third-party payors could have a material adverse affect on the demand for our products or our ability to sell our products on a profitable basis, particularly if our system is more expensive than competing products or procedures. If third-party payor coverage or reimbursement is unavailable or inadequate, our business, financial condition, and results of operations could be materially adversely affected.

PRODUCT LIABILITY AND INSURANCE

      Our business entails the risk of product liability claims. Although we have not experienced any product liability claims to date, such claims could be asserted and we may not have sufficient resources to satisfy any liability resulting from such claims. We maintain product liability insurance with coverage of an annual aggregate maximum of $8 million. Product liability claims could exceed such insurance coverage limits, such insurance may not continue to be available on commercially reasonable terms or at all, and a product liability claim could have a material adverse affect on our business, financial condition or results of operations.

EMPLOYEES AND CONSULTANTS

      As of December 31, 1999 we directly employed 118 full-time individuals. Most of our employees have prior experience with medical device or pharmaceutical companies. We believe that we maintain good relations with our employees. None of our employees is represented by a union or covered by a collective bargaining agreement. Our success will depend in large part upon our ability to attract and retain qualified employees. We face competition in this regard from other companies, research and academic institutions and other organizations.

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

ADDITIONAL RISK FACTORS

DEPENDENCE ON THE SUCCESSFUL DEVELOPMENT AND COMMERCIALIZATION OF THE BETA-CATH SYSTEM

      We have not yet successfully commercialized any product in the United States and have only started to actively sell the Beta-Cath System in Europe and certain Asian countries in 1999. We anticipate that for the foreseeable future we will be solely dependent on the successful development and commercialization of the Beta-Cath System. Our failure to commercialize the Beta-Cath System would have a material adverse effect on our business, financial condition and results of operations.

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

      Commercialization of the Beta-Cath System in Europe is subject to certain additional risks. Physicians in Europe are generally less receptive to and slower to adopt new medical devices and technologies than physicians in the United States due to various factors, including the influence of national health care policies and reimbursement strategies of health care payors. We may never achieve significant revenue from sales in Europe or ever achieve or sustain profitability in our European operations. Our sales in 1999 aggregated $1,823,394.

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

      At December 31, 1999 we had accumulated a deficit of approximately $83.2 million since our inception in 1992. The commercialization of the Beta-Cath System and other new products, if any, will require substantial additional development, clinical, regulatory, manufacturing, sales and marketing and other expenditures. We expect our operating losses to continue through at least 2000 as we continue to expand our product development, clinical trials and marketing efforts. We may never commercialize the Beta-Cath System or any other product or achieve profitability.

CLINICAL TESTING OF BETA-CATH SYSTEM; NO ASSURANCE OF ITS SAFETY AND EFFICACY

      The safety and effectiveness of the Beta-Cath System has not been determined in a placebo-controlled, pivotal trial. We are currently conducting three multi-center human clinical trials of the Beta-Cath System to determine its safety and effectiveness. At September 30, 1999 we completed enrollment in both the PTCA and stent placement subgroups of the Beta-Cath System Trial and had enrolled a total of 1,456 patients at 58 clinical sites. We completed enrollment in the START Trial in April 1999, having enrolled 476 patients at 51 sites, principally located in the United States.

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

      All three of our current pivotal trials require follow-up examinations with patients after eight months. It is only after analysis of a statistically significant number of patients in one of these trials that we would apply for the regulatory approvals required to commence marketing the Beta-Cath System in the United States. Various factors, including performing follow-up examinations on patients, could delay completion of either trial for an indeterminate amount of time. The data from these trials, if completed, may not demonstrate the safety and effectiveness of the Beta-Cath System and may not be adequate to support our application to the FDA for pre-market approval. In particular, we cannot be sure that (1) the incidence of stent thrombosis seen in the Beta-Cath System Trial will be resolved by the protocol modification, (2) the incidence of geographic miss seen in the BRIE trial and other trials by our competitors will be addressed by better physician training and technique and the use of longer radiation sources, or (3) the doses used will provide optimal results. If the Beta-Cath System does not prove to be safe and effective in clinical trials, our business, financial condition and results of operations will be materially adversely affected. In addition, the clinical trials may identify significant technical or other obstacles to obtaining necessary regulatory approvals. Because vascular brachytherapy in human coronary arteries is a relatively new treatment, the long-term effects on patients are not known and likely will not be known for several years. As a result, even if our current clinical trials indicate the Beta-Cath System is safe and effective over an eight-month period, we cannot be sure that the Beta-Cath System will be safe and effective over the long term.

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

      We may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. We believe that our existing capital resources will be sufficient to fund the Company through 2000. We cannot assure that additional financing, if required, will be available on satisfactory terms, or at all.

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

PRICE VOLATILITY AND FLUCTUATIONS IN OPERATING RESULTS

      The market price of our common stock could decline below the public offering price. Specific factors relating to our business or broad market fluctuations may materially adversely affect the market price of our common stock. The trading price of our common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations, new products or clinical data announced by us or our competitors, governmental regulatory action, developments with respect to patents or proprietary rights, general conditions in the medical device or cardiovascular device industries, changes in earnings estimates by securities analysts, or other events or factors, many of which are beyond our control. In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many medical device companies and which have often been unrelated to the operating performance of such companies. Our revenue or operating results in future quarters may be below the expectations of securities analysts and investors. In such an event, the price of our common stock would likely decline, perhaps substantially. During the twelve month period ended February 1, 2000, the closing price of our common stock ranged from a high of $30.25 per share to a low of $11.00 per share and ended that period at $23.375 per share.

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

                                     PART II

Item 5 . MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's Common Stock has been traded on the Nasdaq National Market (Nasdaq symbol: NOVT) since May 1996. The number of record holders of the Company's Common Stock at February 1, 2000 was 121, excluding beneficial owners of shares registered in nominee or street name. The Company has not paid any dividends since its inception, other than the distribution of the Shareholder Rights described in Item 1: Issuance Of Preferred Stock May Adversely Affect Rights of Common Shareholders or Discourage a Takeover, and does not intend to pay any dividends in the foreseeable future.

The range of high and low closing sale prices for the Common Stock is as follows:
                         QUARTER ENDED           HIGH       LOW
                   -----------------------     -------     ------

                   Year Ended December 31,
                   1998
                        March 31, 1998         $ 31.813   $ 21.50
                        June 30, 1998          $ 27.125   $22.063
                        September 30, 1998     $ 23.000   $ 11.00
                        December 31, 1998      $ 28.375   $11.438

                   Year Ended December 31,
                   1999
                         March 31, 1999        $  30.25   $18.875
                        June 30, 1999          $ 27.875   $ 19.75
                        September 30, 1999     $  24.75   $16.875
                        December 31, 1999      $ 17.688   $ 11.00

On February 1, 2000 the last reported sale price for the Common Stock was $23.375.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following table sets forth our selected consolidated financial data. The selected consolidated financial data in the table as of and for the years ended December 31, 1999, 1998 and 1997 are derived from our consolidated financial statements which have been audited by Ernst & Young LLP, independent auditors, as indicated in their report included elsewhere in this Report on Form 10-K. The selected consolidated financial data as of and for the years ended December 31, 1996 and 1995 are derived from our financial statements which have also been audited by Ernst & Young LLP and which have not been included in this Report on Form 10-K. You should read this data in conjunction with the consolidated financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report on Form 10-K.

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------------
                                                   1999        1998       1997        1996       1995
                                                ----------  ---------- ----------  ---------- -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
 CONSOLIDATED STATEMENT OF OPERATIONS DATA:
 Net sales and revenues ...................   $  1,823    $     19    $     29    $     --    $     17
 Costs and expenses:
   Cost of sales ..........................      1,642         117          --          --          --
   Research and development ...............     22,889      21,089      12,873       4,647       2,089
   Sales and Marketing ....................      6,606       3,074       1,022         581         659
   General and administrative .............      3,775       2,528       1,736       1,575         466
                                              --------    --------    --------    --------    --------
Loss from operations ......................    (33,089)    (26,789)    (15,602)     (6,803)     (3,197)
 Interest income (expense), net ...........      2,169       2,127       1,389         864         (21)
                                              --------    --------    --------    --------    --------
 Net loss .................................   $(30,920)   $(24,662)   $(14,213)   $ (5,939)   $ (3,218)
                                              ========    ========    ========    ========    ========
 Basic and diluted net loss per share(1) ..   $  (2.30)   $  (2.34)   $  (1.64)   $  (0.91)   $  (0.87)
                                              ========    ========    ========    ========    ========
 Weighted average shares outstanding(1) ...     13,433      10,536       8,665       6,543       3,679

                                                               AS OF DECEMBER 31,
                                                ----------------------------------------------
                                                  1999      1998      1997      1996     1995
                                                --------  --------  --------  --------  ------
                                                                (IN THOUSANDS)
            CONSOLIDATED BALANCE SHEET DATA:
            Working capital...................  $ 38,821   $21,797    $46,064   $26,849   $ (906)
            Total assets......................    49,367    29,482     49,796    29,255    2,057
            Accumulated deficit...............   (83,201)  (52,281)   (27,619)  (13,406)  (7,467)
            Total shareholders' equity .......    43,065    24,517     47,369    28,434      318

--------------
(1) See note 1 to the consolidated financial statements for an explanation of the method used to compute net loss per share.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Novoste commenced operations as a medical device company in May 1992. Beginning in 1994, we devoted substantially all of our efforts to developing the Beta-Cath System.

      For the period since our capitalization we earned minimal revenues and experienced significant losses in each period. At December 31, 1999 we had an accumulated deficit of approximately $83.2 million. We expect to continue to incur significant operating losses through at least 2000 as we complete clinical trials, seek regulatory approval or clearance for our products, continue research and development projects, expand our sales and marketing efforts in contemplation of product introduction and market development, and increase our administrative activities to support our growth. Novoste believes that current cash balances and short-term investments, together with interest thereon, will be sufficient to meet the Company's operating and capital requirements through 2000.

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

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 1999 and 1998

      The net loss for the year ended December 31, 1999 was $30,920,000, or ($2.30) per share, as compared to $24,662,000, or ($2.34) per share, for the year earlier. The increase in net loss for the year ended December 31, 1999 was due primarily to increased spending related to the Company's clinical trials as well as sales and marketing expenses related to the Company's direct sales operation in Europe.

      Net Sales and Revenues. Net sales and revenues were $1,823,000 for the year ended December 31, 1999 as compared to $19,000 for the year ended December 31, 1998. The Company recorded its first sale of the Beta-Cath System in December 1998 and began actively marketing the device during the second quarter of 1999. Net sales and revenues includes sales of the Beta-Cath catheter and installation fees for the Beta-Cath transfer device. The Company's distributor for the markets of Australia, New Zealand and China accounted for 14% of net sales in 1999.

   Cost of Sales. Cost of sales consist primarily of direct labor, allocated manufacturing overhead, third-party contractor costs, royalties and the acquisition cost of raw materials and accessories. Our gross margin in 1999 was $181,000, or 10% of net sales, compared to a negative gross margin of ($98,000) in 1998. The increase in gross margin on both an absolute and percentage basis is due to the higher sales and production volumes and improved production yields as the Company transitions out of the start-up phase. The Company expects gross margins to continue to improve in the future with higher sales and production volumes.

      Research and Development Expenses. Research and development expenses increased 9% to $22,889,000 for the year ended December 31, 1999 from $21,089,000 for the year ended December 31, 1998. These increases were primarily a result of (a) costs of patient enrollment and follow-up in three pivotal clinical trials: the Beta-Cath System Trial, the START Trial and the START 40 Trial, as well as a market registry trial in Europe; (b) the cost of supplying the Beta-Cath System to all the clinical sites; (c) legal and filing costs associated with domestic and foreign patent applications; and (d) costs related to the ongoing development of the Beta-Cath System; including a smaller radiation source and catheter.

      Sales and Marketing Expenses. Sales and marketing expenses increased 215% to $6,606,000 for the year ended December 31, 1999 from $3,074,000 for the year ended December 31, 1998. These increases were primarily the result of higher personnel, trade show, consulting and promotional literature costs associated with launching the Company's product and setting up a direct sales operation in Europe. The Company expects sales and marketing expenses to increase significantly in the future as distribution is expanded in Europe, and if and when the Beta-Cath System is approved by the FDA and launched commercially in the U.S.

      General and Administrative Expenses. General and administrative expenses increased 49% to $3,775,000 for the year ended December 31, 1999 from $2,528,000 for the year ended December 31, 1998. These increases were primarily the result of additional management personnel, higher salaries and costs associated with the installation and implementation of the Company's new software system. The Company expects general and administrative expenses to increase in the future in support of a higher level of operations.

      Interest Income. Interest income increased 2% to $2,169,000 for the year ended December 31, 1999 from $2,127,000 for the year ended December 31, 1998. The increase in net interest income was primarily due to larger average cash equivalents and short-term investment balances after the Company's secondary public offering in March 1999.

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

      Sales and Marketing Expenses. Sales and marketing expenses increased 201% to $3,074,000 for the year ended December 31, 1998 from $1,022,000 for the year ended December 31, 1997. These increases were primarily the result of higher personnel, trade show, consulting and promotional literature costs associated with launching the Company's product and setting up a direct sales operation in Europe.

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

LIQUIDITY AND CAPITAL RESOURCES

      During the years ended December 31, 1999, 1998 and 1997, the Company used cash to fund operations of $30.7 million, $21.4 million and $11.7 million, respectively. The increases in cash used in operations were due primarily to higher expenses associated with increased research and development activities, the expansion of marketing activities in Europe and increased general and administrative expenses to support increased operations. At December 31, 1999, the Company had commitments to purchase $3.7 million in inventory components of the Beta-Cath System. In addition, on October 14, 1999 the Company signed a development and manufacturing supply agreement with AEA Technologies QSA GmbH for a second source of radioisotope supply and for the development of a smaller diameter source. This agreement provides for the construction of a production line over the period October 1, 1999 to February 2001. The cost of this production line is estimated at $4,000,000 and will be paid by the Company as construction progresses. Future cash needs for operating activities and production equipment purchases are anticipated to be higher than historical levels because of the development, manufacturing scale-up and commercialization of the Beta-Cath System. The Company expects capital expenditures over the next three years to be approximately $9 million.

      The Company's principal source of liquidity at December 31, 1999 consisted of cash, cash equivalents and short-term investments of $41.4 million. The short-term investments consist of commercial paper; such investments are not market risk sensitive investments that could result in losses from market fluctuations. The Company did not have any credit lines available or outstanding borrowings at December 31, 1999.

      The Company anticipates that its operating losses will continue through at least 2000 as it expends substantial resources in funding clinical trials in support of regulatory approvals, and continues to expand research and development and marketing activities. Novoste believes that current cash balances and short-term investments, together with interest thereon, will be sufficient to meet the Company's operating and capital requirements through 2000. However, the Company's ability to continue its operations is dependent upon the successful execution of financings and achieving profitable operations. The Company's future liquidity and capital requirements will depend upon numerous factors, including: the progress of the Company's clinical research and product development programs; the receipt of and the time required to obtain regulatory clearances and approvals; the resources required to gain approvals; the resources the Company devotes to the development, manufacture and marketing of its products; the resources required to hire and develop a direct sales force in the United States, develop distributors internationally, and to expand manufacturing capacity; market acceptance and demand for its products; and other factors. Novoste may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. There can be no assurance that additional financing, if required, will be available on satisfactory terms, or at all.

IMPACT OF YEAR 2000

      In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. Expenses in connection with remediating its systems were not significant. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                                                                                     Fair Value
        (in thousands)                            2000        2001      2002       2003     Total     12/31/99
        ------------------------------------------------------------------------------------------------------
        Assets:
        Cash equivalents
           Fixed rate                           $6,801       $--        $--        $--      $6,801      $6,801
           Average interest rate                  5.92%
        Available for sale investments
           Fixed rate                           34,333        --         --         --      34,333      34,333
           Average interest rate                  5.55%

FOREIGN CURRENCY RISK

International revenues from the Company's foreign direct sales and distributor sales comprised 100% of total revenues for the year ended December 31, 1999. With the exception of the Australian, Chinese and New Zealand distributor, which sales are denominated in U.S. dollars, sales are denominated in Euros. The Company experienced an immaterial amount of transaction gains and losses for the year ended December 31, 1999. The Company is also exposed to foreign exchange rate fluctuations as the financial results of its Dutch, Belgian, German and French subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results when translated, may vary from expectations and adversely impact overall expected profitability. The net effect of foreign exchange rate fluctuations on the Company during the year ended December 31, 1999 was not material.

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

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

      Our executive officers and directors are as follows:

         NAME                    AGE   POSITION
         ----                    ---   --------
         Thomas D. Weldon...      44   Chairman
         William A. Hawkins.      45   Chief Executive Officer,
                                       President and Director
         David N. Gill......      45   Chief Operating Officer and
                                       Chief Financial Officer
         Raoul Bonan, M.D...      52   Vice President, Clinical
                                       Affairs and Medical Director
         Michel E. Lussier..      43   Vice President, European Operations
         Joan M. Macdonald, Ph.D. 42   Vice President, Regulatory Affairs
         Cheryl R. Johnson..      37   Vice President, Investor Relations and
                                       Business Development and Secretary
         Adam G. Lowe ......      37   Vice President, Quality
                                       Assurance
         Donald J. Webber ..      37   Vice President, Manufacturing
         Donald C. Harrison, M.D  65   Director(2)
         J. Stephen Holmes..      56   Director(1)
         Stephen I. Shapiro.      55   Director(1)
         Charles E. Larsen..      48   Director
         Pieter J. Schiller.      61   Director(2)
         Norman R. Weldon, Ph.D   65   Director
         William E. Whitmer.      66   Director(2)

----------------
(1)     Member of Stock Option and Compensation Committee.
(2)     Member of Audit Committee.

      Thomas D. Weldon. Mr. Weldon co-founded the Company and has served as a Director since our capitalization in May 1992, becoming Chairman in June 1998. Mr. Weldon also served as Chief Executive Officer from May 1992 until April 1999, upon the promotion of Mr. Hawkins. On April 1, 1999 Mr. Weldon and Mr. Larsen co-founded The Innovation Factory, a life sciences company incubator. Mr. Weldon serves as the Chairman and Chief Executive Officer of The Innovation Factory. Mr. Weldon co-founded and was President, Chief Executive Officer and a Director of Novoste Puerto Rico Inc., a manufacturer of disposable cardiovascular medical devices, from 1987 to May 1992, prior to its sale. Previous responsibilities included management positions at Arthur Young & Company and Key Pharmaceuticals. Mr. Weldon received a B.S. in Industrial Engineering from Purdue University and an M.B.A. in Operations and Systems Management from Indiana University.

      William A. Hawkins. Mr. Hawkins was elected Director in May 1998, joined the Company as President in June 1998 and became Chief Executive Officer in April 1999. From April 1997 to May 1998, Mr. Hawkins was a Corporate Vice President of American Home Products Corporation and President of its Sherwood Davis & Geck division. He is a past board member of the Health Industry Manufacturers Association (HIMA). Since January 1995, he has been a director of PharmaNetics, Inc., a Nasdaq-listed company. From October 1995 until April 1997, Mr. Hawkins was President of Ethicon Endo-Surgery, Inc., a medical device subsidiary of Johnson & Johnson. From January 1995 to October 1995, Mr. Hawkins served as Vice President in charge of United States operations of Guidant Corporation and President of Devices for Vascular Intervention, a medical device company and a subsidiary of Guidant. Prior to joining Guidant, Mr. Hawkins held several positions with IVAC Corporation, a medical device company, most recently serving as President and Chief Executive Officer from 1991 until 1995. Mr. Hawkins holds a B.S. in Engineering and Biomedical Engineering from Duke University and an M.B.A. from the University of Virginia.

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

      Raoul Bonan, M.D. Dr. Bonan, an interventional cardiologist, joined Novoste as Medical Director and V.P., Clinical Affairs in June 1998 upon taking a leave of absence from the Montreal Heart Institute where he has been a staff member from 1978 until May 1998, and was Chief of the Cardiac Catheterization Laboratory from 1986 to 1994. In September 1999 Dr. Bonan completed his leave of absence and returned to clinical practice at the Montreal Heart Institute. He has agreed to continue to serve as our Medical Director and Vice President of Clinical Affairs on a part-time basis through August 31, 2000. Dr. Bonan was a clinical investigator in the Beta-Cath System Trial and the BERT Trial prior to joining Novoste. Dr. Bonan is a Fellow of the American College of Cardiology, the European Society of Cardiology, and the American Heart Association. Additionally, he serves on the editorial and review boards of several medical journals, including Circulation and the Journal of the American College of Cardiology. Dr. Bonan received a B.A. degree in Mathematics and his Medical Degree in Paris, France. Dr. Bonan subsequently completed internships and postgraduate training in Paris and Montreal, Canada.

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

      Adam G. Lowe. Mr. Lowe joined the Company in June 1999 as our Vice President, Quality Assurance. From July 1993 to June 1999 Mr. Lowe worked for various divisions of C.R. Bard, Inc., a diversified medical device manufacturer, having served most recently as the Vice President, Quality at Bard Access Systems. Mr. Lowe received a B.S. in Materials Science and Engineering from North Carolina State University and became an ASQ Certified Quality Engineer in 1992.

      Donald J. Webber. Mr. Webber joined the Company in March 1998 as Director of Manufacturing and has served as our Vice President, Manufacturing since January 2000. From July 1996 through March 1998, Mr. Webber worked for Abiomed, Inc., a manufacturer of cardiac products, as Director of Operations. From January 1995 to July 1996, Mr. Webber was employed by Cabot Medical Corporation, a medical device manufacturer, as Plant Manager and from 1988 to 1995 he was employed by Cordis Corporation, a manufacturer of cardiovascular products. Mr. Webber received an MBA from Nova Southeastern University and a B.S. degree in Industrial Engineering from the State University of New York, Binghamton.

      Donald C. Harrison, M.D. Dr. Harrison was elected a Director of the Company in December 1998. He has been Professor of Medicine and Cardiology, University of Cincinnati, and Senior Vice President and Provost for Health Affairs, University of Cincinnati Medical Center, since 1986. Dr. Harrison has been a director of EP Technologies, Inc., InControl Inc. and SciMed Life Systems, Inc., is currently a member of the Medical Advisory Board of The Proctor & Gamble Company and also serves as a director of four private, healthcare-related companies. He is a past President of the American Heart Association and was Chief of Cardiology at Stanford University School of Medicine. Dr. Harrison holds an M.D. from University of Alabama School of Medicine and a B.S. in Chemistry from Birmingham Southern College.

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

      Charles E. Larsen. Mr. Larsen co-founded the Company and has served as a Director since our capitalization in May 1992. From February 28, 1997 until May 3, 1999 Mr. Larsen was Senior Vice President and Chief Technical Officer of the Company, having served from May 1992 through February 1997 as our Senior Vice President and Chief Operating Officer. Effective May 3, 1999, Mr. Larsen resigned as an employee of Novoste and signed a one-year agreement to provide technical consulting services. On April 1, 1999 Mr. Larsen co-founded The Innovation Factory, a life sciences company incubator, with Mr. Weldon. Mr. Larsen serves as the President of The Innovation Factory. Mr. Larsen co-founded and was Vice President and Director of Novoste Puerto Rico, Inc. from 1987 to May 1992. From 1983 through 1987, Mr. Larsen was a manager of manufacturing engineering at Cordis Corporation. Mr. Larsen received a B.S. in Mechanical Engineering from New Jersey Institute of Technology.

      Stephen I. Shapiro. Mr. Shapiro has served as a Director of the Company since October 1996. Mr. Shapiro previously served as a Director of the Company from August 1995 until his resignation in March 1996. Since 1982, he has been a Managing Principal of The Wilkerson Group, now integrated into IBM's healthcare consulting group with clients in the health care industry. Since 1999, he has also been employed with two venture capital firms, Advanced Technology Ventures and Galen Associates. From 1970 to 1982, Mr. Shapiro held a variety of technical management and strategic planning positions with Union Carbide Clinical Diagnostics and Becton Dickinson and Company. Mr. Shapiro received a B.S. degree in Chemical Engineering from the Massachusetts Institute of Technology and an M.S. degree in Chemical Engineering from the University of California at Berkeley.

      Pieter J. Schiller. Mr. Schiller has served as a Director of the Company since March 1996. Since 1987, Mr. Schiller has been a general partner of Advanced Technology Ventures ("ATV"), a venture capital firm located in Waltham, Massachusetts, where he specializes in health care investing. Mr. Schiller served as a Director of CollaGenex Phamaceuticals, Inc. from September 1995 until June 1999. In addition, he currently serves as a director of eight private, health-care related companies as a representative of ATV. Prior to ATV, Mr. Schiller served Allied Signal and its predecessor companies from 1961 through 1986 in various capacities, including Treasurer and Vice-President, Planning and Development. From 1983 to 1986, he served as Executive Vice-President of Allied Health and Scientific Products Company, a multi-national manufacturer of biomedical and analytical instruments and supplies. Mr. Schiller received his M.B.A. from New York University and a B.A. in Economics from Middlebury College.

      Norman R. Weldon, Ph.D. Dr. Weldon co-founded the Company and was Chairman of the Board from our capitalization in May 1992 until May 1998. Dr. Weldon is Treasurer and Managing Director of Partisan Management Group, a venture capital fund he co-founded in 1993. Dr. Weldon serves on the Advisory Board of the Investment Company of America and as a director of two of its funds. From 1986 until May 1996, Dr. Weldon served as President and Chief Executive Officer and as a Director of Corvita Corporation, a medical device company Dr. Weldon co-founded in 1986. In July 1996 Pfizer Inc. consummated its acquisition of Corvita. From 1979 to 1987, Dr. Weldon served as President and Chief Executive Officer of Cordis Corporation. From 1964 to 1979, Dr. Weldon served CTS Corporation in various capacities, including as its President and Chief Executive Officer beginning in 1976. Dr. Weldon received, from Purdue University, a Ph.D. in Economics, an M.S. in Industrial Management and a B.S. in Biochemistry.

      Dr. Norman R. Weldon is the father of Mr. Thomas D. Weldon.

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

      The Company's Board of Directors is divided into three classes, each of which will serve a term of three years, with one class being elected each year. Each of the Company's directors has been elected to serve until his successor has been elected and duly qualified. The terms of the Class I directors: J. Stephen Holmes, William E. Whitmer and Stephen I. Shapiro, will expire at the annual meeting of shareholders in 2000; the terms of the Class II directors: Dr. Donald C. Harrison, William A. Hawkins and Pieter J.

Schiller, will expire at the annual meeting of shareholders in 2001; the terms of the Class III directors: Thomas D. Weldon, Charles E. Larsen and Norman R. Weldon, will expire at the annual meeting of shareholders in 2002.

      The Board of Directors has a Stock Option and Compensation Committee, comprised of J. Stephen Holmes and Stephen I. Shapiro. The Stock Option and Compensation Committee establishes compensation policies and determines compensation for our executive officers, as well as administering the Company's 1992 Amended and Restated Stock Option Plan. The Board itself administers the Non-Employee Director Stock Option Plan. The Board of Directors also has an Audit Committee, comprised of Messrs. Donald C. Harrison, William E. Whitmer and Pieter J. Schiller. The Audit Committee reviews our audit and financial procedures and recommends any changes with respect thereto to the Board of Directors.

      Officers are elected annually and serve at the pleasure of the Board of Directors.

      We have obtained key-man life insurance policies on the lives of Mr. Thomas D. Weldon and Mr. Larsen in the amount of $1,000,000 and $750,000, respectively, under each of which we are the sole beneficiary.

COMPENSATION OF DIRECTORS

      Non-employee directors are reimbursed their expenses and receive a fee of $2,000 per Board meeting attended. Such directors who are members of a committee of the Board of Directors receive a fee of $2,000 annually per committee in which such director is a member, regardless of the number of committee meetings attended by such director during the course of the year. On November 12, 1999 the Board granted each of its non-employee directors a five-year non-qualified stock option to purchase 5,000 shares of our common stock at an exercise price of $13.75 per share. All of these options become exercisable at the earlier of March 31, 2001 or the date of the 2001 Annual Meeting. Vesting of these options ceases on such date as the option holder ceases to serve as a director.

Item 11. EXECUTIVE COMPENSATION

      The following table sets forth a summary of the compensation paid or accrued by us during 1997, 1998 and 1999 to (1) our Chief Executive Officer and
(2) the four other most highly compensated executive officers who were serving as executive officers at the end of 1999 and whose compensation during 1999 exceeded $100,000:


                        SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM COMPENSATION
                                                ANNUAL COMPENSATION                      -----------------------
                                 ------------------------------------------------                     COMMON
                                                                                                      STOCK
          NAME AND                                                   OTHER ANNUAL     RESTRICTED    UNDERLYING      ALL OTHER
     PRINCIPAL POSITION            YEAR    SALARY           BONUS    COMPENSATION    STOCK AWARDS    OPTIONS (1)   COMPENSATION (7)
----------------------------       ----   --------       --------   --------------     ----------   -------------------------------
Thomas D. Weldon ...............   1999   $193,769(13)   $ 46,505            --             --            --       $  2,769
 Chairman and CEO (2) ..........   1998    242,923         84,219            --             --            --          1,974
                                   1997    182,500         19,600            --             --            --          1,460
William A. Hawkins(2) ..........   1999    287,500         72,000            --       $518,750(4)     25,000          2,769
 President and CEO .............   1998    160,417         49,127      $ 91,635(3)     360,500(5)    460,000          2,056
David N. Gill ..................   1999    219,300         53,664            --        235,625(6)     60,000          3,333
  Chief Operating Officer ......   1998    201,578         59,743            --             --        30,000          3,333
  and Chief Financial Officer ..   1997    160,000         28,200        25,000(3)          --        35,000          2,250
Raoul Bonan, M.D ...............   1999    177,576(9)      40,000        15,454(3)          --            --         83,333(10)
  VP -- Clinical Affairs .......   1998    125,277        207,000(8)     16,028(3)          --       125,000          2,343
Michel Lussier .................   1999    139,493         43,248        31,341(11)         --        10,000         11,957(12)
  VP - European Operations .....   1998     33,343             --            --             --        98,900             --
Joan M. Macdonald, Ph.D ........   1999    140,550         28,600            --             --        10,000          2,439
  VP - Regulatory Affairs ......   1998    130,449         33,207            --             --        25,000          2,240
                                   1997    117,500         13,800            --             --            --          1,599

--------
(1) See "Stock Options" below for the exercise price and vesting terms of the options granted.
(2)   On April 1, 1999 Mr. Hawkins succeeded Mr. Weldon as Chief Executive
      Officer.
(3)   Consists of reimbursement of moving and temporary living expenses.

(4) Consists of 25,000 restricted shares, with the value based upon the $20.75 per share closing sales price of our common stock on July 1, 1999. These shares contain restrictions which lapse at the annual rate of 8,333 shares, commencing July 1, 2000.
(5) Consists of 14,000 restricted shares, with the value based upon the $25.75 per share closing sale price of our common stock on June 1, 1998, the date on which Mr. Hawkins commenced employment, a condition of the award. These shares contain restrictions which lapse at the annual rate of 3,500 shares, commencing June 1, 1999.
(6) Consists of 10,000 restricted shares, with the value based upon the $23.56 per share closing sales price of our common stock on February 8, 1999. These shares contain restrictions which lapse at the annual rate of 2,500 shares, commencing February 8, 2000.
(7) Consists of employer contributions to the Defined Contribution 401(k) Plan, except for Dr. Bonan.
(8) Of which $154,500 consists of the issuance of 6,000 shares of common stock on June 1, 1998, based on the $25.75 per share closing sale price of our common stock on that date, which was the date Dr. Bonan's employment commenced, a condition of this sign-on bonus.
(9)   Part-time employee effective September 1, 1999 until August 31, 2000.
(10) Consists of a loan in the amount of $80,000 which the Company has agreed to forgive on August 31, 2000 and $3,333 of employer contributions to the Defined Contribution 401(K) Plan.
(11) Consists of payments made to the Belgian social security system and a private pension plan.
(12)  Consists of an automobile allowance.
(13)  $105,769 of this amount is attributable to the period of 1999 when
      Mr. Weldon served as CEO.

STOCK OPTIONS

      The following table sets forth certain information concerning options granted in 1999 to executive officers named in the Summary Compensation Table:

                              OPTION GRANTS IN 1999

                                                                                                   POTENTIAL REALIZABLE VALUE AT
                                                                                                       ASSUMED ANNUAL RATES OF
                                   NUMBER OF          % OF TOTAL                                    STOCK PRICE APPRECIATION FOR
                                  SECURITIES            OPTIONS                                            OPTION TERM(2)
                                  UNDERLYING          GRANTED TO         EXERCISE                  ------------------------------
                                    OPTIONS          EMPLOYEES IN          PRICE      EXPIRATION
           NAME                   GRANTED(1)          FISCAL YEAR        PER SHARE       DATE             5%               10%
  ----------------------         --------------  -------------------  -------------   -----------  ---------------    ------------
  William A. Hawkins .............     25,000          4.6%              11.00         10/26/09        $  172,946      $  438,279
  David N. Gill ..................     50,000          9.2%              23.56          2/8/09            740,838       1,877,429
                                       10,000          1.8%              11.00         10/26/09            69,178         175,312
  Michel Lussier .................     10,000          1.8%              11.00         10/26/09            69,178         175,312
  Joan M. Macdonald ..............     10,000          1.8%              11.00         10/26/09            69,178         175,312

----------
(1) All options become fully exercisable upon a Change of Control (as defined in our stock option plan covering employees). Each grant consists of ten-year options granted under the stock option plan covering employees, exercisable cumulatively at the annual rate of one quarter of the number of underlying shares, generally commencing one year from the date of grant.
(2) Amounts reported in this column represent hypothetical values that may be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation of the common stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission. Actual gains, if any, in option exercises are dependent on the time of such exercise and the future performance of the common stock.

OPTION EXERCISES AND HOLDINGS

      The following table sets forth certain information concerning the number and value realized of options exercised during 1999, and the number and value of unexercised options held as at December 31, 1999, by the individuals named in the Summary Compensation Table.

   AGGREGATED OPTION EXERCISES IN 1999 AND OPTION VALUES AT DECEMBER 31, 1999

                                                                           NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED
                                                                                 OPTIONS               IN-THE-MONEY OPTIONS AT
                                            SHARES                         AT DECEMBER 31, 1999          DECEMBER 31, 1999(1)
                                          ACQUIRED ON       VALUE      ----------------------------  ---------------------------
         NAME                              EXERCISE        REALIZED    EXERCISABLE    UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
---------------------                    --------------  -----------   ------------   -------------  -----------   -------------
Thomas D. Weldon ...................         388,375      $7,233,484         --              --      $       --    $       --
William A. Hawkins .................              --              --     90,000         395,000         142,500       565,000
David N. Gill ......................           5,000          69,063     55,000         113,750         185,625       164,688
Raoul Bonan, M.D ...................              --              --     50,000          75,000         118,750            --
Michel Lussier .....................              --              --     35,150          73,750         166,963       357,813
Joan M. Macdonald, Ph. D ...........          20,000         156,000     58,434          34,166         423,330        73,750

----------
(1) Based on the closing sale price of the common stock as of December 31, 1999 ($16.50 per share) minus the applicable exercise price.

EMPLOYMENT AGREEMENTS

      Agreement with William A. Hawkins. William A. Hawkins has an employment agreement with us, under which he serves as our President and Chief Executive Officer and reports to our Chairman.

      Under his employment agreement, Mr. Hawkins currently receives a base salary of $300,000 per year. Under his agreement, Mr. Hawkins also received stock options and restricted shares upon commencement of his employment. We have described these options and restricted shares in the "Summary Compensation Table" and "Stock Options" above.

      Under his employment agreement, Mr. Hawkins also is entitled to participate in our discretionary annual incentive cash plan for executive officers, established to reward participating individuals for their contribution to the accomplishment of key annual corporate objectives. The amount of any bonus is determined at the discretion of the compensation committee.

      We may terminate Mr. Hawkins' employment for Cause without any further liability to us. We also may terminate Mr. Hawkins' employment for Unsatisfactory Performance, which means termination following a vote of no confidence based upon his unsatisfactory performance of his employment duties by a majority of our whole Board (excluding Mr. Hawkins). Upon such a termination, Mr. Hawkins is entitled to a lump sum, cash severance payment within 60 days of the date of termination of employment equal to 240% of his annual base salary in effect on the date of termination of employment. Based upon his current annual salary, this payment would aggregate $720,000. If we terminate Mr. Hawkins for Unsatisfactory Performance, he would also be entitled to acceleration of the vesting of his options and restricted shares to the extent described in "Stock Options" and the "Summary Compensation Table" above.

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

      Mr. Hawkins' employment agreement also terminates upon his death or permanent disability. Mr. Hawkins may terminate his employment at any time on 90 days' notice to us and may also terminate his employment at any time for Good Reason. Good Reason means, subject to certain limitations:

      - our material breach of or default under the employment agreement, which is not cured by us within 30 days after our receipt of prior written notice from Mr. Hawkins;

      - a material reduction in Mr. Hawkins' duties or a material interference with the exercise of Mr. Hawkins' authority by the Board (not arising from any disabling physical or mental disability Mr. Hawkins may sustain) which would be inconsistent with his position as President and Chief Executive Officer which is not remedied by our Board within 30 days after its receipt of prior written notice from Mr. Hawkins; or

      - a relocation of our principal executive offices to a location whose distance is more than twenty-five (25) miles from its location at June 1, 1998, and which relocation was not approved by Mr. Hawkins.

      Upon our termination of Mr. Hawkins' employment for any reason other than Cause or Unsatisfactory Performance or his termination of employment for Good Reason, Mr. Hawkins is entitled to a lump sum, cash severance payment within 60 days of the date of termination of employment equal to 360% of his annual base salary in effect on the date of termination of employment. Based upon his current annual salary, this payment would aggregate $1,080,000. Mr. Hawkins would also be entitled to the full acceleration of the vesting of his options and restricted shares as described in the Option Grant Table and Summary Compensation Table above.

      Agreement with Dr. Bonan. Dr. Raoul Bonan has an employment agreement with us, under which he serves as our Vice President and Medical Officer and reports directly to our President. Under his original employment agreement, Dr. Bonan received a base salary of $200,000 per year, which was increased to $220,000 on June 1, 1999, and received options and shares of common stock upon commencement of his employment. We have described these options and shares in the "Summary Compensation Table" and "Stock Options" above.

      Effective September 1, 1999 Dr. Bonan returned to clinical practice at the Montreal Heart Institute and became a part-time employee of the Company. The terms of his employment contract were amended such that Dr. Bonan's salary for the period September 1, 1999 to August 31, 2000 is $70,000, payable in bi-weekly installments of $2,692. In addition, the contract amendments included a loan to Dr. Bonan in the amount of $80,000 which will be forgiven upon the successful completion of the contract on August 31, 2000.

      Each of the other individuals named in the Summary Compensation Table is employed at will. All individuals named in the Summary Compensation Table are subject to agreements containing certain non-competition and confidentiality provisions.

STOCK OPTION PLANS

      Under our stock option plan, initially approved in 1992, we currently have an aggregate of 4,100,000 shares reserved for issuance upon exercise of options thereunder. Under this plan, incentive stock options, as defined in section 422 of the Internal Revenue Code, may be granted to employees and non-incentive stock options may be granted to employees, officers, consultants and independent contractors, and such other persons as the Stock Option and Compensation Committee determines in its sole discretion, at exercise prices equal to at least 100% (with respect to incentive stock options) and at least 85% (with respect to non-incentive stock options) of the fair market value of our common stock on the date of grant. In addition to selecting the optionees, the Committee determines the number of shares of common stock subject to each option, the term of each stock option (not to exceed 10 years), the time or times when the option becomes exercisable, and otherwise administers this plan. Options granted under this plan are exercisable during an option holder's employment or engagement and for 45 days after termination. In certain instances, options may remain exercisable for a maximum of one year. All options under this plan accelerate upon a Change of Control other than performance based options, the acceleration of the exercise of which are determined by the Committee at the time of the change in control. A Change of Control means (1) the sale or other disposition to a person, entity or group (as defined in Rule 13d-5 under the Exchange Act) of 50% or more of the Company's consolidated assets, (2) the acquisition of 50% or more of the Company's outstanding common stock by a person or group (as defined in Rule 13d-5) or (3) if the majority of the Company's board of directors consists of persons other than continuing directors (those approved for nomination by a majority of the board of directors). As of February 1, 2000, options to purchase 3,974,401 shares of common stock have been granted under this plan.

      We may also grant non-incentive stock options to our non-employee directors under our Non-Employee Director Stock Option Plan. Options granted under this plan may have exercise prices not less than the fair market value on the date of their grant and may be exercised for a period of no more than five years from the date of grant. The Committee prescribes the vesting period for these options at the time of their grant. All options under this plan accelerate upon a Change of Control. The Change of Control definition under this plan is identical to that contained in the stock option plan covering employees. We currently have 200,000 shares reserved for issuance upon exercise of options granted under the Director Plan.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth as of February 1, 2000, information with respect to the beneficial ownership of the common stock by (i) each person known by the Company to own beneficially five percent or more of such common stock,
(ii) each director of the Company, (iii) each person named in the Summary Compensation Table under "Item 11 -- Executive Compensation," and (iv) all executive officers and directors as a group, together with their respective percentage ownership of such shares:

                                                        NUMBER(1)   PERCENTAGE
                                                        --------    ---------
Thomas D. Weldon(2)(3)(4) ..........................     707,952      5.0%
Charles E. Larsen(4) ...............................     576,161      4.1
Henry L. Hillman, Elsie Hilliard Hillman and C G ...
  Grefenstette, Trustees(5)(6) .....................     441,587      3.1
C.G. Grefenstette and Thomas G. Bigley, Trustees(5 .     582,112      4.1
President and Fellows of Harvard College ...........     847,000      6.0
  c/o Harvard Management Company, Inc.
  600 Atlantic Avenue
  Boston, MA 02210
Norman R. Weldon, Ph.D.(3)(8) ......................     375,571      2.6
Willam A. Hawkins ..................................     133,000        *
David N. Gill ......................................      87,500        *
Raoul Bonan, M.D ...................................      55,065        *
Michel Lussier .....................................      35,900        *
Joan M. Macdonald, Ph.D ............................      91,267        *
J. Stephen Holmes ..................................      33,500        *
William E. Whitmer .................................      31,000        *
Stephen I. Shapiro .................................      27,813        *
Pieter J. Schiller .................................      25,718        *
Donald C. Harrison, M.D ............................      10,000        *
All executive officers and directors as a group (16)
  persons)(9) ......................................   2,212,985     15.1%

----------
    * Less than 1%.

(1) A person is deemed to be the beneficial owner of common stock that can be acquired within 60 days from February 8, 1999 upon the exercise of options, and that person's options are assumed to have been exercised (and the underlying shares of common stock outstanding) in determining such person's percentage ownership. Accordingly, the following shares issuable upon exercise of options have been included in the shares beneficially owned by the following persons: Donald C. Harrison, M.D. -- 10,000 shares;
      J. Stephen Holmes -- 27,500 shares; William E. Whitmer -- 27,500 shares; David N. Gill -- 77,500 shares; Pieter J. Schiller -- 17,500 shares; Norman R. Weldon -- 12,500 shares; Stephen I. Shapiro -- 17,500 shares; William A. Hawkins - 90,000 shares; Raoul Bonan - 50,000 shares; and Michel Lussier - 35,150 shares.
(2) Includes 10,000 shares held in trust for the benefit of Mr. Weldon's children and 5,000 shares held by Mr. Weldon as custodian for his nephew.
(3) Includes 112,571 shares held by The Weldon Foundation, Inc., a Florida not-for-profit corporation in which Thomas D. Weldon and Norman R. Weldon are directors. Mr. Weldon and Dr. Weldon disclaim beneficial ownership of all shares held by The Weldon Foundation, Inc.
(4) Address is c/o Novoste Corporation, 3890 Steve Reynolds Blvd., Norcross, GA 30093.
(5)   Address is 2000 Grant Building, Pittsburgh, PA 15219.
(6) Consists of 436,587 shares held by a trust for the benefit of Henry L. Hillman (the "HLH Trust") and 5,000 shares purchased by Richard M. Johnston, an officer of The Hillman Company, through exercising an option on behalf of The Hillman Company or a wholly owned subsidiary thereof. The Trustees of the HLH Trust are Henry L. Hillman, Elsie Hilliard Hillman and C.G. Grefenstette (the "HLH Trustees"). The HLH Trustees share voting and investment power with respect to the shares of record held by the HLH Trust. Does not include an aggregate of 582,112 shares held by four trusts for the benefit of members of the Hillman family (see note 7 below).
(7) Includes 145,528 shares held by each of four irrevocable trusts for the benefit of members of the Hillman family (the "Hillman Family Trusts"). Mr. Grefenstette and Thomas G. Bigley are trustees of these four trusts and share voting and dispositive power over the trusts' assets.
(8) Includes 14,250 shares held by Dr. Weldon's spouse but excludes all shares held by Dr. Weldon's adult children, none of whom reside with Dr. Weldon.

(9) See notes 1, 2, 3 and 8 above. Also includes 124,900 shares of common stock and 101,476 shares of common stock that can be acquired within 60 days from February 1, 2000, upon exercise of options held by executive officers not named in the Summary Compensation Table under "Item 11 -- Executive Compensation."

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On May 3, 1999 Mr. Charles E. Larsen resigned as an employee and became a technical consultant to the Company under an agreement with a one-year term. An aggregate of $86,154 in consulting fees were paid to Mr. Larsen during 1999.

                                     PART IV

Item 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. The following consolidated financial statements of the Company and Report of Ernst & Young LLP, Independent Auditors, are included in this report:

      Report of Independent Auditors

      Consolidated Balance Sheets as of December 31, 1999 and 1998

      Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998, and 1997

      Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1999, 1998 and 1997

      Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998, and 1997

      Notes to Consolidated Financial Statements

14 (a) 2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Consolidated financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

14 (a) 3. EXHIBITS

See Index to Exhibits on pages 53 - 54.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Novoste Corporation

      We have audited the accompanying consolidated balance sheets of Novoste Corporation (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                             Ernst & Young LLP

Atlanta, Georgia
February 8, 2000

                               NOVOSTE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                          DECEMBER 31,
                                                                    1999            1998
                                                                  ---------       ----------
                    ASSETS
Current assets:
  Cash and cash equivalents ...............................   $   7,091,025    $   2,352,517
  Short-term investments ..................................      34,332,667       23,695,451
  Accounts receivable .....................................         968,804            8,775
  Inventories .............................................       2,513,981          537,351
  Prepaid expenses and other current assets ...............         216,742          168,142
                                                              -------------    -------------
          Total current assets ............................      45,123,219       26,762,236
                                                              -------------    -------------
Property and equipment, net ...............................       3,509,203        2,327,467
Other assets ..............................................         734,980          392,529
                                                              -------------    -------------
                                                              $  49,367,402    $  29,482,232
                                                              =============    =============
               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ........................................   $   1,112,678    $   1,059,591
  Accrued expenses ........................................       5,189,880        3,905,548
                                                              -------------    -------------
          Total current liabilities .......................       6,302,558        4,965,139
                                                              -------------    -------------

Shareholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
     authorized, no shares issued and outstanding .........              --               --
  Common stock, $.01 par value, 25,000,000 shares
     authorized; 14,201,632 and 10,704,817 shares issued,
     respectively .........................................         142,016          107,048
  Additional paid-in capital ..............................     128,182,542       77,022,814
  Accumulated other comprehensive income ..................          57,722               --
  Accumulated deficit .....................................     (83,201,214)     (52,281,002)
                                                              -------------    -------------
                                                                 45,181,066       24,848,860
  Less treasury stock, 5,780 shares of common stock at cost         (23,840)         (23,840)
  Unearned compensation ...................................      (2,092,382)        (307,927)
                                                              -------------    -------------
          Total shareholders' equity ......................      43,064,844       24,517,093
                                                              -------------    -------------
                                                              $  49,367,402    $  29,482,232
                                                              =============    =============

                             See accompanying notes.

                               NOVOSTE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  YEAR ENDED DECEMBER 31,
                                      -------------------------------------------
                                          1999            1998             1997
                                      ------------    ------------    -----------
Net sales and revenues ............   $  1,823,394    $     18,775    $     29,313
Cost of sales .....................      1,642,395         116,633              --
                                      ------------    ------------    ------------
Gross margin ......................        180,999         (97,858)         29,313
                                      ------------    ------------    ------------

Operating expenses:
  Research and development ........     22,889,182      21,088,740      12,872,867
  Sales and marketing .............      6,606,337       3,074,245       1,021,990
  General and administrative ......      3,775,154       2,527,917       1,736,333
                                      ------------    ------------    ------------
Total operating expenses ..........     33,270,673      26,690,902      15,631,190
                                      ------------    ------------    ------------
Loss from operations ..............    (33,089,674)    (26,788,760)    (15,601,877)
Interest income ...................      2,169,462       2,126,867       1,388,482
                                      ------------    ------------    ------------
Net loss ..........................   $(30,920,212)   $(24,661,893)   $(14,213,395)
                                      ============    ============    ============

Net loss per share ................   $      (2.30)   $      (2.34)   $      (1.64)
                                      ============    ============    ============

Weighted average shares outstanding   $ 13,433,226      10,536,034       8,665,345
                                      ============    ============    ============

                             See accompanying notes.

                               NOVOSTE CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                    Accumulated
                                               Common Stock           Additional       Other
                                      ----------------------------     Paid-In     Comprehensive
                                         Shares          Amount        Capital        Income
                                      ------------    ------------   ------------   ------------
Balance at January 1, 1997 ........      8,252,687          82,580     41,772,791             --
                                      ------------    ------------   ------------   ------------
Issuance of stock for
 consulting services 6,250
 shares at $14.50 per  share ......          6,250              62        360,563             --
Issuance of stock in
 secondary offering at $19.50
 per share, net of issuance
 costs of $2,306,422 ..............      1,770,000          17,700     32,190,878             --
Exercise of stock options at
 $0.25 to $14.00 per share ........        297,825           2,978        584,399             --
Repurchase of stock at $16.00
 per Share ........................           (500)             --             --             --
Net loss ..........................             --              --             --             --
                                      ------------    ------------   ------------   ------------
Balance at December 31, 1997 ......     10,326,262         103,320     74,908,631
                                      ------------    ------------   ------------   ------------

Issuance of stock for consulting
 services, 10,000  shares at
 $29.625 per share, 3,000 shares
at $22.0625 per  share ............         13,000             130        632,308             --
Issuance of stock for
 deferred compensation to an
 officer, at $25.75 per share .....         14,000             140        360,360             --
Issuance of stock for
 compensation to an officer,
 at $25.75 per share ..............          6,000              60        154,440             --
Amortization of unearned
 compensation .....................             --              --             --             --
Exercise of stock options at
 $0.25 to $16.00 per share ........        339,775           3,398        967,075             --
Net loss ..........................             --              --             --             --
                                      ------------    ------------   ------------   ------------

Balance at December 31, 1998 ......     10,699,037    $    107,048   $ 77,022,814   $         --
                                      ------------    ------------   ------------   ------------
Issuance of stock in secondary
  offering at $20 per share, net
  of issuance costs of $3,776,228 .      2,560,000          25,600     47,398,172             --
Issuance of restricted stock for
  compensation to officers, 10,000
  shares at $23.56, 25,000 shares
  at $20.75 .......................         35,000             350        754,025             --
Deferred compensation relating to
  issuance of certain stock options             --              --      1,792,500             --
Deferred consulting charges on
  stock option grants .............             --              --        234,597             --
Amortization of unearned
  compensation and deferred
  consulting ......................             --              --        112,500             --
Exercise of stock options at $0.25
  to $17.25 per share .............        901,815           9,018        867,934             --
Comprehensive income (loss):
 Translation adjustment ...........             --              --             --         57,722
 Net loss .........................             --              --             --             --
   Total comprehensive loss .......             --              --             --             --
                                      ------------    ------------   ------------   ------------
Balance at December 31, 1999 ......     14,195,852    $    142,016   $128,182,542   $     57,722
                                      ============    ============   ============   =============

                                       Accumulated      Treasury         Unearned
                                         Deficit         Stock        Compensation        TOTAL
                                      ------------    ------------    ------------    ------------
Balance at January 1, 1997 ........    (13,405,714)        (15,840)             --      28,433,817
                                      ------------    ------------    ------------    ------------
Issuance of stock for
 consulting services 6,250
 shares at $14.50 per  share ......             --              --              --         360,625
Issuance of stock in
 secondary offering at $19.50
 per share, net of issuance
 costs of $2,306,422 ..............             --              --              --      32,208,578
Exercise of stock options at
 $0.25 to $14.00 per share ........             --              --              --         587,377
Repurchase of stock at $16.00
 per Share ........................                         (8,000)             --          (8,000)
Net loss ..........................    (14,213,395)             --              --     (14,213,395)
                                      ------------    ------------    ------------    ------------
Balance at December 31, 1997 ......    (27,619,109)        (23,840)             --      47,369,002
                                      ------------    ------------    ------------    ------------

Issuance of stock for consulting
 services, 10,000  shares at
 $29.625 per share, 3,000 shares
at $22.0625 per  share ............             --              --              --         632,438
Issuance of stock for
 deferred compensation to an
 officer, at $25.75 per share .....             --              --        (360,500)             --
Issuance of stock for
 compensation to an officer,
 at $25.75 per share ..............             --              --              --         154,500
Amortization of unearned
 compensation .....................             --              --          52,573          52,573
Exercise of stock options at
 $0.25 to $16.00 per share ........             --              --              --         970,473
Net loss ..........................    (24,661,893)             --              --     (24,661,893)
                                      ------------    ------------    ------------    ------------

Balance at December 31, 1998 ......   $(52,281,002)   $     23,840)   $   (307,927)   $ 24,517,093
                                      ------------    ------------    ------------    ------------
Issuance of stock in secondary
  offering at $20 per share, net
  of issuance costs of $3,776,228 .             --              --              --      47,423,772
Issuance of restricted stock for
  compensation to officers, 10,000
  shares at $23.56, 25,000 shares
  at $20.75 .......................             --              --        (754,375)             --
Deferred compensation relating to
  issuance of certain stock options             --              --      (1,792,500)             --
Deferred consulting charges on
  stock option grants .............             --              --              --         234,597
Amortization of unearned
  compensation and deferred
  consulting ......................             --              --         762,420         874,920
Exercise of stock options at $0.25
  to $17.25 per share .............             --              --              --         876,952
Comprehensive income (loss):
 Translation adjustment ...........             --              --              --          57,722
 Net loss .........................    (30,920,212)             --              --     (30,920,212)
                                                                                      ------------
   Total comprehensive loss .......             --              --              --     (30,862,490)
                                      ------------    ------------    ------------    ------------
Balance at December 31, 1999 ......   $(83,201,214)   $    (23,840)   $ (2,092,382)   $ 43,064,844
                                      ============    ============    ============    ============

                             See accompanying notes.

                               NOVOSTE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED DECEMBER 31,
                                                                ---------------------------------------------------------
                                                                       1999                   1998              1997
                                                                ------------------     ------------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss.....................................................     $  (30,920,212)      $  (24,661,893)     $  (14,213,395)
Adjustments to reconcile net loss to net cash used by
  operating activities:
  Depreciation and amortization..............................            929,769              671,286             422,863
  Issuance of stock for services or compensation.............            347,097              786,938             270,000
  Amortization of deferred compensation......................            762,420              250,274              68,000
Change in assets and liabilities:
  Accounts receivable........................................           (960,029)              (8,775)                 --
  Inventory..................................................         (1,976,630)            (537,351)                 --
   Prepaid expenses and other current assets.................            (48,600)             (80,043)             38,250
  Accounts payable...........................................             53,087              535,913             367,732
  Accrued expenses and taxes withheld........................          1,284,332            2,002,272           1,238,101
  Other......................................................           (298,366)            (360,254)            152,719
                                                                  --------------       --------------      --------------
Net cash used by operations..................................        (30,827,132)         (21,401,633)        (11,655,730)
                                                                  --------------       --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments, net......................        (10,637,216)         (11,286,666)         (4,820,092)
Purchase of property and equipment, net......................         (2,097,868)          (1,923,590)           (273,027)
                                                                  --------------       --------------      --------------
Net cash used by investing activities........................        (12,735,084)         (13,210,256)         (5,093,119)
                                                                  --------------       --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock.......................         48,300,724              970,473          32,787,955
                                                                  --------------       --------------      --------------
Net cash provided by financing activities....................         48,300,724              970,473          32,787,955
                                                                  --------------       --------------      --------------

Net increase (decrease) in cash and cash equivalents.........          4,738,508          (33,641,416)         16,039,106
Cash and cash equivalents at beginning of period.............          2,352,517           35,993,933          19,954,827
                                                                  --------------       --------------      --------------
Cash and cash equivalents at end of period...................     $    7,091,025       $    2,352,517      $   35,993,933
                                                                  ==============       ==============      ==============

                             See accompanying notes.

                               NOVOSTE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

      Novoste Corporation (the "Company") was incorporated on January 8, 1987 and remained dormant until May 22, 1992 (date of inception) at which time it was capitalized. The Company is a medical device company which is engaged in commercializing the Beta-Cath System, an intraluminal beta radiation catheter delivery system designed to reduce restenosis subsequent to percutaneous transluminal coronary angioplasty. In the course of its development activities the Company has sustained operating losses and expects losses to continue for at least the next year.

      During years prior to 1998 the Company was in the development stage. In 1998 the Company received CE mark approval to sell the Beta-Cath System in Europe and recorded its first sale of commercial product in December 1998. To achieve profitable operations, the Company must successfully complete the development and clinical trials of its product, obtain required regulatory approvals and achieve market acceptance. The Company plans to continue to finance the Company with a combination of stock sales and revenues from product sales. The Company's ability to continue its operations is dependent upon successful execution of financings and achieving profitable operations. There can be no assurance that these efforts will be successful.

      The consolidated financial statements include the accounts of Novoste Corporation and its wholly-owned subsidiaries incorporated in The Netherlands, Belgium, Germany and France. Significant intercompany accounts and transactions have been eliminated.

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

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

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

      In 1998 the Company reclassified all investments from held-to-maturity to available-for-sale. Management expected that, based on cash needs of the Company, certain investments would be sold in 1999 prior to their maturity dates and therefore, the Company no longer had the positive intent and ability to hold these securities to maturity. The reclassification of short term investments from held-to-maturity to available-for-sale securities did not impact the Company's financial statements for the year ended December 31, 1999 or 1998 as unrealized gains and losses on investments sold (such sales proceeds aggregating $70,186,000 in 1999 and $22,683,000 in 1998) were not significant.

      At December 31, 1999 and 1998, fair value approximates net book value for all short term investments.


CONCENTRATIONS OF FINANCE RISK

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

FOREIGN CURRENCY RISK

      International revenues from the Company's foreign direct sales and distributor sales comprised 100% of total revenues for the year ended December 31, 1999. With the exception of the Australian, Chinese and New Zealand distributor, sales are denominated in Euros. The Company experienced an immaterial amount of transaction gains and losses in 1999. The Company is also exposed to foreign exchange rate fluctuations as the financial results of its Dutch, Belgian, German and French subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The net effect of foreign exchange rate fluctuations on the Company during 1999 was not material.

INVENTORIES

      Inventories are stated at the lower of estimated standard costs or market and are comprised of the following:

                                                     1999            1998
                                                 -----------      ----------
                             Raw materials...    $   380,589      $  154,927
                             Work in process.         21,518              --
                             Finished goods..      2,111,874         382,424
                                                 -----------      ----------
                                  Total......    $ 2,513,981      $  537,351
                                                 ===========      ==========

PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets ranging from 3 to 7 years. Leasehold improvements are amortized over the remaining term of the related lease using the straight-line method. Repairs and maintenance are expensed as incurred.

Property and equipment is comprised of the following:


                                                     1999            1998
                                                  -----------    -----------

Furniture and fixtures ........................   $   820,285    $   759,594
Office equipment ..............................     2,167,823      1,138,949
Laboratory equipment ..........................       300,555        182,089
Leasehold improvements ........................     1,174,191        705,677
Production equipment ..........................     1,431,585      1,010,262
                                                  -----------    -----------
                                                    5,894,439      3,796,571
Less: Accumulated depreciation and amortization    (2,385,236)    (1,469,104)
                                                  -----------    -----------
                                                  $ 3,509,203    $ 2,327,467
                                                  ===========    ===========

REVENUE RECOGNITION

      Revenues from sales of products, including sales to distributors, are recognized at the time of shipment, when customer acceptance is assured. Allowances are provided for estimated returns and warranty costs.

RESEARCH AND DEVELOPMENT AND PATENT COSTS

      All research and development costs are charged to operations as incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred.

STOCK BASED COMPENSATION

      The Company grants stock options generally for a fixed number of shares to employees, directors, consultants and independent contractors with an exercise price equal to the fair market value of the shares at the date of grant. The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25 no compensation expense is recognized for stock option grants to employees for which the terms are fixed. Compensation expense is recognized for increases in the estimated fair value of common stock for any stock options with variable terms.

      The Company provides pro forma disclosure as required under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123") (see Note 5).

2. CONSULTING AGREEMENTS

      The Company has agreements with certain physicians, various consultants and others with terms ranging from one to five years. Substantially all of these agreements provide for stock or stock option grants on the agreement dates with such shares or options valued at the fair value on the date of grant and include certain registration rights. During 1999, 1998 and 1997 approximately $374,000, $198,000 and $68,000, respectively, were charged to operations as amortization of the deferred compensation recorded under these agreements.

3. COMMITMENTS AND CONCENTRATIONS OF SUPPLIERS

      The Company is committed under operating leases for its facility and various office equipment. Rent expense was approximately $523,000, $199,000 and $150,000 for 1999, 1998 and 1997, respectively. The total future minimum rental payments are as follows:


               2000..............................       $    492,000
               2001..............................            519,000
               2002..............................            529,000
               2003..............................            484,000
               2004..............................             21,000
                                                        ------------
                                                        $  2,045,000
                                                        ============

      The Company has entered into a license agreement with a physician pursuant to which he is entitled to receive a royalty on the net sales of the Beta-Cath System (excluding consideration paid for the radioactive isotope), subject to a maximum payment of $5,000,000. Royalty fees to the physician aggregated $11,254 in 1999 and have been expensed in Cost of Goods Sold.

      On January 30, 1996 the Company entered into a license agreement whereby Emory University assigned its claim to certain technology to the Company for royalties based on net sales (as defined in the agreement) of products derived from such technology, subject to certain minimum royalties. The royalty agreement term is consistent with the life of the related patent and applies to assignments of the patent technology to a third party. Royalty fees to Emory University aggregated $36,331 in 1999 and have been expensed in Cost of Goods Sold.

      During 1999 the Company obtained all of its requirements of radiation source materials (totaling $1,270,000 in 1999) pursuant to an agreement, as amended (the "Supply Agreement"), with a single German supplier, Bebig Isotopentechnik und Umweltdiagnostik GmbH. At December 31, 1999 the Company had commitments to purchase $3.7 million of various inventory components for the Beta-Cath System. In addition, on October 14, 1999 the Company signed a development and manufacturing supply agreement with AEA Technologies QSA GmbH for a second source of radioisotope supply and for the development of a smaller diameter source. This agreement provides for the construction of a production line over the period October 1, 1999 to February 2001. The cost of this production line is estimated at $4,000,000 and will be paid by the Company as construction progresses.

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

4. INCOME TAXES

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows:

                                           1999           1998
                                      ------------    ------------
Deferred tax assets:
  Net operating loss carryforwards    $ 33,106,168    $ 21,159,851
  R&D tax credit carryforwards ....      1,380,352       1,018,455
  Other ..........................          38,764          60,735
                                      ------------    ------------
                                        34,525,284      22,239,041
Valuation allowance ...............    (34,525,284)    (22,239,041)
                                      ------------    ------------
                                      $         --    $         --
                                      ============    ============

      At December 31, 1999 and 1998 no net deferred tax assets were recorded as their future benefit is not assured. No income taxes were paid during 1999, 1998 or 1997. The Company has approximately $87,100,000 of net operating losses for federal income tax purposes available to offset future taxable income. Such losses expire in 2007 through 2019 and are subject to certain limitations in the event of a change in ownership. Net operating loss carryforwards aggregating approximately $4,008,000 representing cumulative exercises of non-qualified stock options will result in a credit to contributed capital when recognized. Additionally, the Company has $1,380,000 in research and development tax credits which expire in 2008 through 2019 unless utilized earlier.

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

STOCK OPTION PLANS AND STOCK GRANT

      The Company's Board of Directors adopted on May 26, 1992 the Novoste Corporation Stock Option Plan (the "Plan") under which options designated as either incentive or non-qualified stock options may be issued to employees, officers, directors, consultants and independent contractors of the Company or any parent, subsidiary or affiliate of the Company. Options granted under the Plan are at prices not less than the fair market value on the date of grant and may be exercised for a period of ten years from the date of grant. Options granted under the Plan have vesting periods ranging from immediately to four years. The Plan includes a provision for options to accelerate and become immediately and fully exercisable upon a 50% or more change in control as defined in the Amended and Restated Stock Option Plan. The Company has reserved 2,080,723 shares of Common Stock for future issuances under the Plan. As of December 31, 1999 there are 143,516 shares available for grant.

      On August 20, 1996 the Stock Option and Compensation Committee of the Board of Directors of the Company adopted a Non-Employee Director Stock Option Plan (the "Director Plan"). Concurrently, stock options covering 45,000 shares were granted, which vest over a three year period and exercises thereof are contingent upon the individuals' continued service as directors. The Company has reserved 187,500 shares of Common Stock for future issuances under the Plan. As of December 31, 1999 there are 55,000 shares available for grant.

      Activity under the above-described two plans is summarized as follows:

                                                                                  WEIGHTED-
                                               NUMBER OF         PRICE PER          AVERAGE
                                                SHARES             SHARE             PRICE
                                           ---------------   ----------------  -----------
   Outstanding at January 1, 1997......         1,811,775       .250 - 14.000          2.29
     Options granted...................           144,250     13.000 - 24.000         16.86
     Options exercised.................          (297,812)      .250 - 14.000          1.97
     Options forfeited.................            (9,850)     3.200 - 16.000          5.51
                                              -----------
   Outstanding at December 31, 1997....         1,648,363       .250 - 24.000          3.60
                                              -----------
     Options granted...................         1,055,250     11.750 - 29.625         21.21
     Options exercised.................          (339,775)      .250 - 16.000          3.11
     Options forfeited.................           (54,600)     3.200 - 24.000         10.38
                                              -----------
   Outstanding at December 31, 1998....         2,309,238       .250 - 29.625         11.60
                                              -----------
     Options granted...................           715,800     11.000 - 28.375        19.42
     Options exercised.................          (901,815)      .250 - 17.250         0.98
     Options forfeited.................           (53,516)     3.200 - 28.250        16.48
                                              -----------
   Outstanding at December 31, 1999....         2,069,707      1.000 - 29.625        18.30
                                              ===========
   Exercisable at December 31, 1999......         568,648      1.000 - 24.000         14.56
                                              ===========

      The following table summarizes information concerning currently outstanding and exercisable options:


                               OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
   ----------------------------------------------------------------------------  -------------------------------
                                               WEIGHTED
                                                AVERAGE            WEIGHTED                           WEIGHTED
       RANGE OF                                REMAINING            AVERAGE                            AVERAGE
       EXERCISE            NUMBER OF          CONTRACTUAL          EXERCISE            NUMBER         EXERCISE
        PRICES              SHARES           LIFE (YEARS)            PRICE           EXERCISABLE        PRICE
  -----------------    ----------------  -------------------   ----------------  ------------------  -----------
     $ 1.00 - 3.20           116,800              3.6              $   3.01             116,800       $   3.01
      8.00 - 12.25           532,400              8.5                 11.18             164,025          10.87
     13.00 - 13.75           162,249              7.8                 13.49              29,439          13.34
     14.00 - 20.94           272,425              6.8                 18.10             103,675          18.98
     21.00 - 24.00           626,500              8.4                 23.60             102,875          23.77
     24.75 - 29.63           359,333              8.5                 26.90              51,834          27.83
                          ----------                                                 ----------
                           2,069,707              7.9                 18.30             568,648          14.56
                          ==========                                                 ==========

      During the period October 1998 to February 1999, options to purchase 200,000 shares were granted at prices per share ranging from $11.75 to $28.00 per share, which were subject to shareholder approval in May 1999. When approval was obtained, the market price per share exceeded the exercise price, and the Company incurred compensation of $1,792,500 which will be expensed over the four year vesting period of these options ($532,000 in 1999).

      On May 20, 1996 the Company amended an option to purchase 100,000 shares of Common Stock at $3.20 per share of which options for 75,000 shares had not yet become exercisable. As amended, options to purchase such 75,000 shares became exercisable at the annual rate of 25,000 shares beginning May 20, 1997, subject to acceleration upon the achievement of three specified milestones at the rate of 25,000 shares per milestone. The Company is recording total non-cash compensation expense of $810,000 ratably over the three year period ending May 19, 1999, subject to acceleration if the specified milestones are met at earlier dates; $101,250, $270,000 and $270,000 was expensed in 1999, 1998 and 1997, respectively, relating to these options.

      Pro forma information regarding net loss and net loss per share is required by Statement 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method prescribed by that Statement. The fair value for options granted prior to the initial public offering was estimated at the date of grant using the Minimum Value pricing model. The fair value for options granted subsequent to the initial public offering was estimated at the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used in the appropriate models for 1999, 1998 and 1997: risk-free interest rates of 5.20%, 5.35% and 6.29%, respectively; no dividend yields; volatility factor of the expected market price of the Company's common stock of 0.577, 0.736 and
0.666 in 1999, 1998 and 1997, respectively; and a weighted-average expected life of the option of 6 years.

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                      1999             1998              1997
                                                ---------------  ---------------   --------------

    Pro forma net loss......................    $  (37,131,898)  $  (27,761,134)   $  (14,821,827)
    Pro forma net loss per share............             (2.76)           (2.63)            (1.71)
    Weighted-average fair value of options
      granted...............................              11.30           14.61             11.08

      During 1998 and 1999 the Company granted a total of 49,000 shares of restricted Common Stock from the Plan to certain officers of the Company. These shares will vest over the three or four year vesting period from the date of grant provided that the officer is still employed by the Company, and the officer has voting rights once the shares vest. Based on the quoted market value per share at the grant dates, the value of the shares awarded totaled $1,114,875 and has been recorded as unearned compensation in the statement of shareholders' equity. Such unearned compensation is being amortized to compensation expense over the vesting periods of the awards.

6.  EMPLOYEE BENEFIT PLAN

     Effective January 1, 1997, the Company adopted a Defined Contribution 401(k) Plan in which all employees who are at least 21 years of age are eligible to participate. Contributions of up to 15% of compensation to the 401(k) Plan may be made by employees through salary withholdings. Company matching contributions are discretionary. In 1999, 1998 and 1997 the Company matched 33 1/3% of the first 6% of employee contributions, aggregating $90,000, $72,000 and $29,000, respectively.

7. GEOGRAPHIC AREA INFORMATION

    The Company's business activities are represented by a single industry segment, the manufacture and distribution of medical devices. For management purposes, the Company is segmented into three geographic areas: North America (which consists of royalty income), Europe and Rest of World (Asia and South America). The Company's net sales by geographic area are as follows:

         United States         Europe    Rest of World          Total
         -------------      ---------    -------------      -----------
   1999    $ 18,000       $ 1,510,000     $ 295,000         $ 1,823,000
   1998      10,000             9,000            --              19,000

      The Company's distributor for the markets of Australia, New Zealand and China accounted for 14% of net sales in 1999. At December 31, 1999 the Company's net assets outside of the United States, consisting principally of accounts receivable, inventory and office equipment, are approximately $2,216,000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 15, 2000.

                                                        NOVOSTE CORPORATION

                                               By:     s/William A. Hawkins
                                                       -------------------------
                                                       William A. Hawkins
                                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 15, 2000.

s/William A. Hawkins               Chief Executive Officer, President and Director
----------------------------       (Principal Executive Officer)
William A. Hawkins

s/David N. Gill                    Chief Operating Officer and Chief Financial Officer
----------------------------       (Principal Financial and Accounting Officer)
David N. Gill

s/Thomas D. Weldon                 Chairman
----------------------------
Thomas D. Weldon

s/Donald C. Harrison               Director
----------------------------
Donald C. Harrison, M.D.

s/J. Stephen Holmes                Director
----------------------------
J. Stephen Holmes

s/Charles E. Larsen                Director
----------------------------
Charles E. Larsen

s/Pieter J. Schiller               Director
----------------------------
Pieter J. Schiller

s/Stephen I. Shapiro               Director
----------------------------
Stephen I. Shapiro

s/Norman R. Weldon                 Director
----------------------------
Norman R. Weldon, PhD.

s/William E. Whitmer               Director
----------------------------
William E. Whitmer

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

4.1         Form of Specimen Common Stock Certificate of Registrant.(1)

4.2 Registration Rights Agreement, dated July 28, 1995, by and among Registrant, Norman R. Weldon, Thomas D. Weldon, Charles E. Larsen, the Hillman Investors (as defined therein), Noro-Moseley Partners-III, L.P. and Advanced Technology Ventures IV, L.P.(1)

4.17(a) Amended and Restated Rights Agreement, dated as of July 29, 1999, between Novoste Corporation and American Stock Transfer & Trust Company, which includes as Exhibit B thereto the Form of Right Certificate.(2)

4.17(b) Amended and Restated Summary of Rights to Purchase Preferred Shares of Novoste Corporation.(2)

*4.19       Restricted Stock Award Agreement with David N. Gill. (8)

*10.1       Copy of Stock Option Plan of Registrant, as amended. (3)

H10.2 License Agreement, dated January 30, 1996, between Emory University and Registrant.(1)

H10.3 Clinical Research Study Agreement, dated January 30, 1996, by Emory University and Registrant. (1)

H10.4 License Agreement, dated January 31, 1996, between Spencer B. King III, M.D. and Registrant. (1)

H10.5 Restenosis Therapy Project Development and Supply Agreement, dated November 28, 1994, with Registrant, relating to the supply of radioactive beta isotopes. (1)

H10.6 Option to Purchase Assets Agreement dated August 22, 1995, with Registrant relating to the purchase of assets of Registrant's supplier of radioactive beta isotopes. (1)

H10.10 Frame Agreement with Bebig Isotopentechnik und Umweltdiagnostik GmbH regarding purchases and investment grant. (3)

*10.12      Copy of Non-Employee Director Stock Option Plan. (3)

H10.13 Memorandum of Understanding between Registrant and Bebig Isotopentechnik und Umweltdiagnostik GmbH regarding purchases and investment grant dated April 23, 1997. (4)

10.14       Employment Agreement with William A. Hawkins III. (5)

*10.15      Employment Agreement with Raoul Bonan, M.D. (5)

10.16       Restricted Stock Award Agreement with William A. Hawkins III. (5)

10.17       Non-Incentive Stock Option Agreement with William A. Hawkins III.
            (5)

H10.18 Amendment to Framework Agreement and Security Agreement with Bebig GmbH. (5)

10.19 Lease, dated October 23, 1998, between Weeks Realty, L.P. and Registrant. (6)

H10.20 Manufacturing and Supply Agreement dated April 21, 1998 between Registrant and SeaMED Corporation. (7)

#10.20a Manufacturing and Supply Agreement dated September 1, 1999 between Registrant and SeaMED, a Plexus Company.

*10.22 Restricted Stock Award dated July 1, 1999 between Novoste Corporation and William A. Hawkins. (9)

*10.23 Modifications to Employment Agreement with Dr. Raoul Bonan, July 1, 1999. (10)

*10.24 Further modifications to Employment Agreement with Dr. Raoul Bonan, August 11, 1999. (10)

H10.25 Development and Manufacturing Agreement between AEA Technology - QSA GmbH and Novoste Corporation. (10)

*10.26      Consulting Agreement, dated July 26, 1999 with Mr. Charles E.
            Larsen.

23.1        Consent of Ernst & Young LLP, Independent Auditors

27          Financial Data Schedule

-------------------

H Portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to an order granting confidential treatment.

(1) Filed as same numbered Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-4988).

(2) Filed as same numbered Exhibit to the Registrant's Report on Form 8-A/A filed on August 3, 1999.

(3) Filed as Appendix 1 and 2 to the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders filed on April 12, 1999.

(4) Filed as same numbered Exhibit to the Registrant's Registration Statement on Form S-3 (File No. 333-38573).

(5) Filed as same numbered Exhibit to the Registrant's Report on Form 10-Q filed on August 11, 1998.

(6) Filed as same numbered Exhibit to the Registrant's Report on Form 10-Q filed on November 9, 1998.

(7) Filed as same numbered Exhibit to the Registrant's Report on Form 8-K filed on January 27,1999.

(8) Filed as same numbered Exhibit to the Registrant's Registration Statement on Form S-3 (File No. 333-72073).

(9) Filed as same numbered Exhibit to the Registrant's Report on Form 10-Q filed on August 11, 1999.

(10) Filed as same numbered Exhibit to the Registrant's Report on Form 10-Q filed on November 5, 1999.

*     Constitutes a compensatory plan, contract or arrangement.

# Portions have been omitted and filed separately with the Securities and Exchange Commission, pursuant to a request for confidential treatment.