Form 10-Q
period 2000-03-31
NOVOSTE CORP /FL/
filed 2000-05-15
CIK 1012131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the quarterly period ended March 31, 2000.

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

As of April 28, 2000 there were 15,862,515 shares of the Registrant's Common Stock outstanding.

Exhibit Index on page: 27

                               NOVOSTE CORPORATION

                                    FORM 10-Q

                                      INDEX

PART I. FINANCIAL INFORMATION                                           PAGE NO.
                                                                        --------
      Item 1.  Consolidated Financial Statements

               Consolidated Balance Sheets as of March 31, 2000
                (unaudited) and December 31, 1999                           3

               Consolidated Statements of Operations (unaudited) for
                the three months ended March 31, 2000 and 1999              4

               Consolidated Statements of Cash Flows (unaudited) for
                the three months ended March 31, 2000 and 1999              5

               Notes to Unaudited Consolidated Financial Statements         6-7

      Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         8-22

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk   23


PART II. OTHER INFORMATION

      Item 2.  Changes in Securities and Use of Proceeds                    24

      Item 5.  Other Information                                            25

      Item 6.  Exhibits and Reports on Form 8-K                             25

SIGNATURES                                                                  26

EXHIBIT INDEX                                                               27

                               NOVOSTE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                  March 31,               December 31,
                                                                                    2000                      1999
                                                                                -------------            -------------
                                                                                 (unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                   $  68,979,963            $   7,091,025
    Short-term investments                                                         13,174,192               34,332,667
    Accounts receivable                                                             1,047,137                  968,804
    Inventory                                                                       2,671,284                2,513,981
    Prepaid expenses                                                                  290,990                  216,742
                                                                                -------------            -------------
Total current assets                                                               86,163,566               45,123,219
                                                                                -------------            -------------
Property and equipment, net                                                         3,779,679                3,509,203
Other assets                                                                          564,573                  734,980
                                                                                -------------            -------------
                                                                                $  90,507,818            $  49,367,402
                                                                                =============            =============

Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable                                                            $   1,174,661            $   1,112,678
    Accrued expenses and taxes withheld                                             3,812,803                5,189,880
                                                                                -------------            -------------
Total current liabilities                                                           4,987,464                6,302,558
                                                                                -------------            -------------

Shareholders' equity:
    Preferred stock, $.01 par value, 5,000,000 shares authorized;
       no shares issued and outstanding                                                    --                       --
    Common stock, $.01 par value, 25,000,000 shares authorized;
       15,706,033 and 14,201,632 shares issued, respectively                          157,060                  142,016
    Additional paid-in capital                                                    177,721,275              128,182,542
    Accumulated other comprehensive income                                            (31,441)                  57,722
    Accumulated deficit                                                           (90,400,156)             (83,201,214)
                                                                                -------------            -------------
                                                                                   87,446,738               45,181,066
    Less treasury stock, 5,780 shares of common stock at cost                         (23,840)                 (23,840)
    Unearned compensation                                                          (1,902,544)              (2,092,382)
                                                                                -------------            -------------
Total shareholders' equity                                                         85,520,354               43,064,844
                                                                                -------------            -------------
                                                                                $  90,507,818            $  49,367,402
                                                                                =============            =============

See accompanying notes.

                               NOVOSTE CORPORATION

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                      Three months ended
                                                           March 31,
                                                    2000                1999
                                               --------------------------------
Net revenue                                    $    846,046        $     80,913
Cost of sales                                       753,380             175,148
                                               ------------        ------------
Gross margin                                         92,666             (94,235)
                                               ------------        ------------

Operating Expenses:
     Research and development                     4,475,540           6,162,769
     Sales and marketing                          2,369,504           1,374,006
     General and administrative                   1,047,501             743,532
                                               ------------        ------------
Total operating expenses                          7,892,545           8,280,307
                                               ------------        ------------
Loss from operations                             (7,799,879)         (8,374,542)
                                               ------------        ------------

Interest income                                     600,937             312,597
                                               ------------        ------------
Net loss                                       $ (7,198,942)       $ (8,061,945)
                                               ============        ============

Net loss per share                             $      (0.50)       $      (0.72)
                                               ============        ============

Weighted average shares outstanding              14,268,589          11,250,436
                                               ============        ============

See accompanying notes.

                               NOVOSTE CORPORATION

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the three months
                                                           ended March 31,
                                                         2000          1999
                                                    ------------   ------------
Cash flows from operating activities
Net loss                                            $ (7,198,942)  $ (8,061,945)
Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation and amortization                       309,540        196,625
     Issuance of stock for services or compensation      130,004        102,455
     Amortization of deferred compensation               218,945         32,350
     Changes in assets and liabilities:
       Accounts receivable                               (78,333)       (75,135)
       Inventory                                        (157,303)    (1,281,733)
       Prepaid expenses                                  (74,248)       (77,460)
       Accounts payable                                   61,983      1,156,373
       Accrued expenses and taxes withheld            (1,377,077)        26,294
       Other                                              77,835        (34,520)
                                                    ------------   ------------
Net cash used by operations                           (8,087,596)    (8,016,696)
                                                    ------------   ------------

Cash flows from investing activities
Maturity (purchase) of short-term investments         21,158,475      1,439,237
Purchase of property and equipment, net                 (576,608)      (681,624)
                                                    ------------   ------------
Net cash (used) provided by investing activities      20,581,867        757,613
                                                    ------------   ------------

Cash flows from financing activities
Net Proceeds from issuance of common stock            49,394,666     48,241,664
                                                    ------------   ------------
Net cash provided by financing activities             49,394,666     48,241,664
                                                    ------------   ------------
Net increase in cash and cash equivalents             61,888,938     40,982,581
Cash and cash equivalents at beginning of period       7,091,025      2,352,517
                                                    ------------   ------------
Cash and cash equivalents at end of period          $ 68,979,963   $ 43,335,098
                                                    ============   ============

See accompanying notes.

                               NOVOSTE CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000

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

The operating results of the interim periods presented are not necessarily indicative of the results to be achieved for the year ending December 31, 2000. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999 included in the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

The consolidated financial statements include the accounts of Novoste Corporation and its wholly-owned subsidiaries incorporated in August 1998 in The Netherlands, in December 1998 in Belgium, in February 1999 in Germany, and in January 2000 in France. Significant intercompany transactions and accounts have been eliminated.

Note 2. Inventories

Inventories are stated at the lower of cost or market. Inventories are comprised of the following:

                                     March 31, 2000   December 31, 1999
                                     --------------   -----------------

            Finished Goods               $1,872,408          $  380,589
            Work in Process                 382,890              21,518
            Raw Materials                   415,986           2,111,874
                                         ----------          ----------
            Total                        $2,671,284          $2,513,981
                                         ==========          ==========

Note 3. Net Loss Per Share

The basic and diluted loss per share is computed based on the weighted average number of common shares outstanding. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive.

Note 4. Cash Equivalents and Investments

Cash equivalents are comprised of certain highly liquid investments with maturities of less than three months at the time of their acquisition. In addition to cash equivalents, we have investments in commercial paper that are classified as short-term (mature in more than 90 days but less than one year from the date of acquisition). Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Investments held-to-maturity are carried at amortized cost, adjusted for the amortization or accretion of premiums or discounts without recognition of gains or losses that are deemed to be temporary. Premiums and discounts are amortized or accreted over the life of the related instrument as an adjustment to yield using the straight-line method, which approximates the effective interest method. Interest income is recognized when earned.

Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity, if significant. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. At March 31, 2000 fair value approximated net book value for all short-term investments.

Note 5. Private Placement Equity Offering

On March 31, 2000 and April 7, 2000 the Company issued a total of 1,463,500 shares of its common stock at a private placement offering price of $35 per share. Net proceeds to the Company after all related expenses approximated $49 million. A Registration Statement on Form S-3 registering these shares for resale was declared effective by the Securities and Exchange Commission on May 4, 2000.

Note 6. New Accounting Pronouncements

In December 1999 the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements." The adoption of the SAB in the first quarter did not have a significant impact on our revenue recognition. We are currently evaluating the effect, if any, the SAB will have on our revenue recognition policies in the future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

The statements contained in this Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and risks which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Some of these risks are discussed below in the section "Certain Factors That May Impact Future Operations." Additional risk factors are discussed in other reports filed by the Company from time to time on Forms 10-K, 10-Q and 8-K. The Company does not undertake any obligation to update or revise any forward-looking statement, made by it or on its behalf, whether as a result of new information, future events, or otherwise.

Overview

Novoste commenced operations as a medical device company in May 1992. Since 1994, we have devoted substantially all of our efforts to developing the Beta-Cath(TM) System, an intraluminal beta radiation catheter delivery system designed to reduce the frequency of restenosis subsequent to percutaneous transluminal coronary angioplasty ("PTCA") as well as other interventional procedures.

For the period since our capitalization through March 31, 2000 we earned minimal non-recurring revenues and experienced significant losses in each period. The Company commenced the active marketing of the Beta-Cath System in Europe in January 1999. At March 31, 2000 we had an accumulated deficit of approximately $90.4 million. We expect to continue to incur significant operating losses through at least 2001 as we conduct clinical trials, seek regulatory approval or clearance for our products, continue research and development projects, expand our sales and marketing efforts in contemplation of U.S. product introduction and market development, and increase our administrative activities to support our growth.

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

Our Clinical Trials

In March 2000, we announced results from our STents and Radiation Therapy or START Trial, our pivotal clinical trial designed to study the safety and effectiveness of the Beta-Cath System for treating "in-stent" restenosis. The primary endpoint of the trial was the incidence of an additional revascularization procedure in the previously treated artery or "target vessel revascularization" within eight months. In addition, a follow-up angiogram eight months after the initial treatment was performed to observe the treated artery to determine whether restenosis has recurred. We enrolled 476 patients at 50 clinical sites in North America and Europe.

The START Trial results showed the following statistically significant results for patients with "in-stent" restenosis treated with the Beta-Cath System when compared to patients treated with placebo:

      o a 34% reduction in the rate of target vessel revascularization or TVR;

      o the rate of restenosis decreased by 66% at the stented portion of the treated artery;

      o the rate of restenosis decreased by 36% at a longer section of the artery, beyond that treated with radiation or revascularization methods, and

      o     the rate of major adverse cardiac events decreased by 31%.

Our second pivotal trial, the START 40 Trial, was designed to seek approval for a longer radiation source train, a 40-millimeter source train, compared to the 30-millimeter source train predominantly used in the START Trial. We believe this longer source train may be helpful in addressing clinical concerns over the possibility of "geographic miss" during a vascular brachytherapy procedure. Geographic miss is the failure to deliver the intended radiation dose to the entire length of the balloon-injury area either due to (1) poor alignment of the radiation source train or (2) using a radiation source train shorter than the injury. We completed enrollment into the START 40 Trial in October 1999 and expect to release the results from this Trial no later than the fourth quarter of 2000.

In our third pivotal trial, the Beta-Cath System Trial, we are seeking to determine the safety and effectiveness of the Beta-Cath System in conjunction with either stand-alone balloon angioplasty or first-time stent placement performed during the radiation procedure. The primary endpoint of this trial is TVR within eight months. This trial also provides for a follow-up angiogram eight months after treatment with the Beta-Cath System to determine whether restenosis has occurred. We completed enrollment in this trial in September 1999, having enrolled 1,456 patients at 59 clinical sites, principally in the United States. We expect to announce the results of this trial no later than the fourth quarter of 2000.

We submitted an application to the FDA on April 14, 2000 to obtain approval to market the Beta-Cath System, with a 30-millimeter radiation source train, for treating "in-stent" restenosis in coronary arteries. Assuming positive results in the START 40 Trial, we intend to make an additional submission to the FDA to obtain approval to market the Beta-Cath System using a 40-millimeter radiation source train. Assuming positive results in the Beta-Cath System Trial, we intend to make an additional submission to the FDA to obtain approval to market the Beta-Cath System with the objective of reducing the likelihood of restenosis following stand-alone balloon angioplasty or first-time stent placement.

Various factors, including difficulties in performing follow-up examinations on patients, could delay completion of our ongoing trials for an indeterminate amount of time. The data from these trials may not demonstrate safety and effectiveness and may not be adequate to support our application to the FDA for pre-market approval of the Beta-Cath System. If the Beta-Cath System does not prove to be safe and effective in clinical trials, our business, financial condition and results of operations will be materially adversely affected and it could result in cessation of our business. In addition, the clinical trials may identify significant technical or other obstacles to obtaining necessary regulatory approvals.

Results of Operations

Net loss for the three months ended March 31, 2000 was $7,198,942, or ($.50) per share, as compared to $8,061,945 or ($.72) per share, for the three months ended March 31, 1999. The decrease in net loss for the three months ended March 31, 2000 compared to the year earlier period was primarily due to decreased research and development spending related to the completion of patient enrollment in the START, START 40 and Beta-Cath System Trials in 1999. This was partially offset by increased sales and marketing spending related to our European operations.

Net Sales. Net sales of $846,046 were recognized in the three months ended March 31, 2000 as compared to net revenues of $80,913 for the three months ended March 31, 1999. The Company expects net sales to increase in the future as direct distribution is expanded in Europe, and if and when the Beta-Cath System is approved by the FDA and launched commercially in the U.S.

Cost of Sales. Cost of sales of $753,380 were incurred in the three months ended March 31, 2000 as compared to cost of sales of $175,148 for the three months ended March 31, 1999. The Company expects cost of sales to closely approximate sales for the year ended 2000 as the Company ramps up both its European production and sales activities.

Research and Development Expenses. Research and development expenses decreased 27% to $4,475,540 for the three months ended March 31, 2000 from $6,162,769 for the three months ended March 31, 1999. These decreases were primarily the result of decreased clinical trial activity related to the completion of patient enrollment in the pivotal trials and the elimination of costs associated with enrollment such as the costs of supplying product to clinical sites. However, the Company expects research and development expenses to increase throughout the year in anticipation of new clinical trial activity.

Sales and Marketing Expenses. Sales and marketing expenses increased 72% to $2,369,504 for the three months ended March 31, 2000 from $1,374,006 for the three months ended March 31, 1999. These increases were primarily the result of higher personnel, trade show, consulting and promotional literature costs associated with marketing the Company's product on a direct basis in Europe. The Company expects sales and marketing expenses to increase significantly in the future as direct distribution is expanded in Europe, and, if and when the Beta-Cath System is approved by the FDA, launched commercially in the U.S. The Company anticipates that it will incur significant expenses in recruiting and retaining a U.S. sales force commencing in the third quarter in advance of FDA approval, if any.

General and Administrative Expenses. General and administrative expenses increased 41% to $1,047,501 for the three months ended March 31, 2000 from $743,532 for the three months March 31, 1999. This increase for the three month period was primarily the result of additional management personnel and higher salaries. The Company expects general and administrative expenses to increase in the future in support of a higher level of operations.

Interest Income. Net interest income increased 92% to $600,937 for the three months ended March 31, 2000 from $312,597 for the three months ended March 31, 1999. The increase in interest income for the quarter was primarily due to the increase in average cash equivalent and short-term investment balances arising from the follow-on public offering completed in March 1999.

Liquidity and Capital Resources

During the three months ended March 31, 2000 and 1999 the Company used cash to fund operations of $8.1 million and $8.0 million, respectively. The increase in cash used in operations was due primarily to the expansion of sales and marketing activities in Europe. At March 31, 2000 the Company had commitments to purchase $4.6 million in inventory components of the Beta-Cath System over the next year. In addition, on October 14, 1999 the Company signed a development and manufacturing supply agreement with AEA Technologies QSA GmbH for a second source of radioisotope supply and for the development of a smaller diameter source. This agreement provides for the construction of a production line over the period October 1, 1999 to February 2001. The cost of this production line is estimated at $4.0 million and is being paid by the Company as construction progresses. Because of the development, manufacturing scale-up and commercialization of the Beta-Cath System, Novoste's future cash needs for operating and investing activities are anticipated to be higher than historical levels subject to the factors discussed below.

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

On April 7, 2000 we completed a private placement offering, in which we sold 1,463,500 shares of our common stock at $35.00 per share. The placement raised net proceeds of approximately $49 million, of which $5 million was received during the second quarter. After the offering, we had 15.85 million shares of common stock outstanding. The Company also received approximately $3 million from the exercise of stock options in the quarter.

The Company's principal source of liquidity at March 31, 2000 consisted of cash, cash equivalents and short-term investments of $82.2 million. The Company did not have any credit lines available or outstanding borrowings at March 31, 2000.

The Company anticipates that its operating losses will continue through at least 2001 as it expends substantial resources in funding clinical trials in support of regulatory approvals, and continues to expand research and development and sales and marketing activities. We believe that our existing capital resources will be sufficient to fund the company through the second quarter of 2002, but those resources may prove insufficient. The Company's future liquidity and capital requirements will depend upon numerous factors, including, among others: the progress of the Company's clinical research and product development programs; the receipt of and the time required to obtain regulatory clearances and approvals; the resources required to gain approvals; the resources the Company devotes to the development, manufacture and marketing of its products; the resources required to hire and develop a direct sales force in the United States and in the larger markets of Europe, develop distributors internationally, and to expand manufacturing capacity; and market acceptance and demand for its products. Novoste may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. There can be no assurance that additional financing, if required, will be available on satisfactory terms, or at all.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 1999 the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements." The adoption of the SAB in the first quarter did not have a significant impact on our revenue recognition. We are currently evaluating the effect, if any, the SAB will have on our revenue recognition policies in the future.

CERTAIN FACTORS THAT MAY IMPACT FUTURE OPERATIONS

We depend on the successful development and commercialization of the Beta-Cath System.

We have not yet successfully commercialized any product in the United States and have only started to actively sell the Beta-Cath System in Europe, the Middle East and certain Asian countries in 1999. We anticipate that for the foreseeable future we will be solely dependent on the successful development and commercialization of the Beta-Cath System. Our failure to commercialize the Beta-Cath System would have a material adverse effect on our business, financial condition and results of operations.

The Beta-Cath System will require regulatory approval, and may require further development and clinical testing before we can market it in the United States. Our development efforts and clinical testing may not be successful. In addition, we may be unable to:

      o show the safety and effectiveness of the Beta-Cath System in appropriate human clinical trials;

      o     obtain U. S. regulatory approval of the Beta-Cath System;

      o manufacture the Beta-Cath System in commercial quantities at acceptable costs;

      o gain any significant degree of market acceptance of the Beta-Cath System among physicians, patients and/or health care payors; or

      o demonstrate that the Beta-Cath System is an attractive and cost-effective alternative or complement to other procedures, including coronary stents, competing vascular brachytherapy devices, or other competitive technologies.

Commercialization of the Beta-Cath System in Europe is subject to certain additional risks. Physicians in Europe are generally less receptive to and slower to adopt new medical devices and technologies than physicians in the United States due to various factors, including the influence of national health care policies and reimbursement strategies of health care payors. We may never achieve significant revenue from sales in Europe or ever achieve or sustain profitability in our European operations. Our sales in selected European countries and several other countries aggregated approximately $1.8 million in 1999 and approximately $846,000 in the first quarter of 2000.

We have a limited operating history; we have a history of losses and expect future losses through at least the year 2001.

We have a limited history of operations. Since we commenced operations in May 1992, we have been primarily engaged in developing and testing our Beta-Cath System. We have generated only limited revenue and do not have experience in manufacturing, marketing or selling our products in quantities necessary for achieving profitability.

At March 31, 2000 we had accumulated a deficit of approximately $90.4 million since we commenced operations in 1992. The commercialization of the Beta-Cath System and other new products, if any, will require substantial additional development, clinical, regulatory, manufacturing, sales and marketing and other expenditures. We expect our operating losses to continue through at least 2001 as we continue to expand our product development, clinical trials and marketing efforts. We may never:

      o     commercialize the Beta-Cath System or any other product in the U.S.;

      o achieve commercial success in the sale of the Beta-Cath System or any other product in any countries in which we have received the necessary governmental approvals to market these products; or

      o     achieve or sustain profitability.

Clinical testing of the Beta-Cath System has not been completed, and there can be no assurance of its safety and effectiveness.

The safety and effectiveness of the Beta-Cath System has not yet been determined by the FDA. We have reached the primary endpoint, eight month patient follow-up, in one trial, and are currently conducting two additional multi-center human clinical trials of the Beta-Cath System to further evaluate its safety and effectiveness. We completed enrollment in the START Trial in April 1999, having enrolled 476 patients at 50 sites, principally located in the United States. In March 2000, we announced statistically significant results from the START Trial. In June 1999, we initiated the START 40 Trial and enrollment was completed in October 1999 with a total of 206 patients enrolled. At September 30, 1999 we completed enrollment in both the stand-alone balloon angioplasty and stent placement subgroups of the Beta-Cath System Trial and enrolled a total of 1,456 patients at 59 clinical sites.

We recently announced results from the START Trial, which demonstrated that beta radiation had a significant treatment effect on all clinical and angiographic endpoints evaluated in the Trial. The START Trial results formed the basis for the application that we submitted to the FDA on April 14, 2000 to request approval to market the Beta-Cath System for treating "in-stent" restenosis. Although the application has been submitted, the FDA may reject, or delay acceptance of, our submission for "filing," may determine that the data from the START Trial does not demonstrate the safety and effectiveness of the Beta-Cath System or is not adequate to support our application to the FDA for pre-market approval. The FDA could delay approval pending results from the START 40 Trial in order to assess the impact on geographic miss and pending results from the Beta-Cath System Trial in order to assess whether the incidence of late thrombosis has been satisfactorily resolved by extended anti-platelet therapy.

The START 40 Trial and the Beta-Cath System Trial require follow-up examinations with patients after eight months. Various factors, including performing follow-up examinations on patients, could delay completion of the START 40 Trial or the Beta-Cath System Trial for an indeterminate amount of time. The data from the START 40 Trial or the Beta-Cath System Trial, if completed, may not demonstrate the safety and effectiveness of the Beta-Cath System, which could delay FDA pre-market approval of the Beta-Cath System. In particular, we cannot be sure that (1) the incidence of late thrombosis seen in the Beta-Cath System Trial will be adequately addressed by the antiplatelet therapy protocol modification, (2) the incidence of geographic miss, seen in our BRIE registry trial conducted in Europe and other trials by our competitors, will be addressed by more focused physician training and technique and the use of longer radiation sources or (3) the doses used will provide optimal results.

If the Beta-Cath System does not prove to be safe and effective in our clinical trials, our business, financial condition and results of operations will be materially adversely affected. In addition, the clinical trials may identify significant technical or other obstacles to obtaining necessary regulatory approvals. Because vascular brachytherapy in human coronary arteries is a relatively new treatment, the long-term effects on patients are not known and likely will not be known for several years. As a result, even if our current clinical trials indicate the Beta-Cath System is safe and effective over an eight-month period, we cannot be sure that the Beta-Cath System will be safe and effective over the long term.

There can be no assurance that we will receive the required regulatory approvals.

United States Pre-Market Approvals

We will not be able to commence marketing or commercial sales of the Beta-Cath System in the United States unless we receive pre-market approval from the FDA. Our application seeking approval to market the Beta-Cath System in the United States to treat "in-stent" restenosis was submitted to the FDA on April 14, 2000 and is based upon the patient data generated in the START Trial. We do not anticipate FDA approval to market the Beta-Cath System in the United States for any indication any earlier than one year after the FDA accepts our application for filing. The FDA could require that we submit results from our START 40 Trial or our Beta-Cath System Trial prior to considering our initial application for approval of our device in treating "in-stent" restenosis. Instead of filing an additional, separate application, we may amend our initial application relating to "in-stent" restenosis to seek pre-market approval of the Beta-Cath System for use with the 40-millimeter radiation source train based upon the results of the START 40 Trial or for use following stand-alone balloon angioplasty, and stent placement based upon the results of the Beta-Cath System Trial. If we file this type of amendment, the FDA would restart the statutory 180-day review period for our initial application as of the date of the filing of the amendment. Most likely, this would cause a delay in obtaining FDA approval. Moreover, if information from the clinical trials or from commercial use of the device does not yield positive results, the FDA's consideration of any application we have submitted could be adversely affected; any such application could be refused filing for substantive review, or if filed, could be subject to requests for substantial amounts of additional information, or ultimately could be denied approval.

The FDA may request additional data or require that we conduct further clinical trials, either of which could delay or preclude our receipt of pre-market approval as well as require significant additional expenditures. Such a delay or failure to receive pre-market approval would have a material adverse effect on our business, financial condition and results of operations and could result in cessation of our operations. Even if we receive marketing approval from the FDA based on the results of the START Trial, we will be limited to marketing the Beta-Cath System for use with patients who are being treated for "in-stent" restenosis in a single coronary artery with a 30-millimeter radiation source train. In order to market the Beth-Cath System with a 40-millimeter radiation source train, we will likely be required to demonstrate to the FDA through the START 40 Trial that the Beth-Cath System with the longer source train is safe and effective. In order to market the Beta-Cath System for a broader range of patients, we will seek to expand the indications for which the Beta-Cath System can be marketed to include patients receiving stand-alone balloon angioplasty or first-time stent placement. Even if we receive approval based on the results of the Beta-Cath System Trial, we would be limited to marketing the Beta-Cath System for use with patients who are being treated for one lesion in a single coronary artery following stand-alone balloon angioplasty or stent placement. In order to market the Beta-Cath System for use with (1) further product design enhancements, such as varying lengths of the radiation source train or modifications to the catheter or (2) with a broader range of indications, we will likely be required to demonstrate to the FDA through additional clinical trials that the Beta-Cath System is safe and effective with such product design enhancement(s) or in treating a broader range of indications and the FDA must approve a pre-market approval application, application amendment or application supplement covering the product design enhancement(s) or the broader range of indications for the device.

Foreign Pre-Market Approvals

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

Approvals to Use, Handle and Transfer Radioactive Materials

Our business involves the import, manufacture, transfer, use and disposal of Strontium-90 (Strontium/Yttrium), the beta-emitting radioisotope utilized in the Beta-Cath System's radiation source train. Accordingly, manufacture, distribution, use and disposal of the radioactive material used in the Beta-Cath System in the United States will be subject to federal, state and/or local laws and regulations relating to the use and handling of radioactive materials. Specifically, we must obtain approval from the State of Georgia Department of Natural Resources to commercially distribute our radiation sources to licensed recipients in the United States. In addition, we must also comply with NRC, Georgia and United States Department of Transportation regulations on the labeling and packaging requirements for shipment of radiation sources to hospitals or other users of the Beta-Cath System. Further, hospitals and/or physicians in the United States may be required to amend their radiation licenses to hold, handle and use Strontium-90 prior to receiving and using our Beta-Cath System.

The distribution and use of the Beta-Cath System outside the United States is subject to radiation regulatory requirements that vary from country to country and sometimes vary within a given country. Generally, each country has a national regulatory agency responsible for regulating the safe practice and use of radiation in its jurisdiction. In addition, each hospital desiring to use the Beta-Cath System is generally required to amend its license to store, handle and receive the Strontium-90 sources in our device. Generally, these licenses are specific to the amount and type of radioactivity utilized. In addition, generally the use of a radiation source by a physician, either for a diagnostic or therapeutic application, also requires a license, which again is specific to the isotope and the clinical application.

Obtaining any of the foregoing radiation-related approvals and licenses can be complicated and time consuming. If we or any hospital or physician is significantly delayed in obtaining any of the foregoing approvals or any of those approvals are not obtained, our business, financial condition and results of operations could be materially adversely affected.

The industry in which we participate is subject to rapid technological change and intense competition.

Competition in the medical device industry, and specifically the markets for cardiovascular devices, is intense and characterized by extensive research and development efforts and rapidly advancing technology. New developments in technology could render vascular brachytherapy generally or the Beta-Cath System in particular noncompetitive or obsolete.

Vascular brachytherapy may compete with other treatment methods designed to improve outcomes from coronary artery procedures that are well established in the medical community, such as coronary stents. Stents are the predominant treatment currently utilized to reduce the incidence of coronary restenosis following PTCA and were used in approximately 75% of all PTCA procedures performed worldwide in 1999. Manufacturers of stents include Johnson & Johnson, Medtronic, Inc., Guidant Corporation and Boston Scientific Corporation. Stent manufacturers often sell many products used in the cardiac catheterization labs, commonly referred to as cath labs, and as discussed below, certain of these companies are developing vascular brachytherapy devices.

Other devices under development that use vascular brachytherapy include:

      o     a radioactive-tipped guidewire;

      o     a radioactive stent; and

      o     a radioactive fluid-filled balloon or coated balloon.

The radiation sources being developed by our competitors vary among gamma, beta and x-ray. The most advanced competitive approach may be represented by the radioactive guidewire, as we are aware that:

      o Johnson & Johnson submitted a pre-market approval application to the FDA in June 1999 for its gamma guidewire system and recently received CE Mark approval.

      o Guidant is investigating its beta guidewire system in the pivotal clinical trial stage in the United States; and

      o Boston Scientific announced results in August 1999 from a 160-patient dose-finding study conducted in Europe with its beta guidewire system.

Many of our competitors and potential competitors have substantially greater capital resources than we do and also have greater resources and expertise in the area of research and development, obtaining regulatory approvals, manufacturing and marketing. Our competitors and potential competitors may succeed in developing, marketing and distributing technologies and products that are more effective than those we will develop and market or that would render our technology and products obsolete or noncompetitive. Additionally, many of the competitors have the capability to bundle a wide variety of products in sales to cath labs. We may be unable to compete effectively against such competitors and other potential competitors in terms of manufacturing, marketing, distribution, sales and servicing.

Any product we develop that gains regulatory clearance or approval will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, we expect the relative speed with which we can develop products, gain regulatory approval and reimbursement acceptance and supply commercial quantities of the product to the market to be an important competitive factor. In addition, we believe that the primary competitive factors for products addressing restenosis include safety, efficacy, ease of use, reliability, suitability for use in cath labs, service and price. We also believe that physician relationships, especially relationships with leaders in the interventional cardiology and radiation oncology communities, are important competitive factors. We may not be the first to market in the U. S. a radiation system to reduce the incidence of restenosis in the coronary arteries or be able to market such a system effectively.

Limitations on third-party reimbursement for the Beta-Cath System currently exist and may continue.

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

The market acceptance of vascular brachytherapy and the Beta-Cath System is uncertain.

Even if we obtain regulatory approvals and reimbursement from third party payors for the use of the Beta-Cath System, our device may not gain any significant degree of market acceptance among physicians and patients. Vascular brachytherapy is a new treatment method and has not been used to any significant extent by physicians outside the context of clinical trials. We believe that physicians' acceptance of vascular brachytherapy generally and the Beta-Cath System in particular will be essential for our operations and we may not obtain this acceptance. Even if we establish clinical effectiveness of the Beta-Cath System, cardiologists, radiation oncologists and other physicians may elect not to recommend vascular brachytherapy generally or the Beta-Cath System in particular. Even if recommended, physicians may not utilize the Beta-Cath System in a sufficient number of procedures to generate significant revenues or to enable us to operate profitably. In addition, market acceptance of our device could be hindered because using the Beta-Cath System currently requires the participation not only of an interventional cardiologist, but also a radiation oncologist appropriately credentialed to administer the radiation therapy.

We depend on the protection provided by our issued patent and pending patent applications, which may be challenged.

With respect to the Beta-Cath System and components thereof, we received United States Patent No. 5,683,345 on November 4, 1999, United States Patent No. 5,899,882 (which is jointly owned by us and Emory University) on May 4, 1999, and United States Patent No. 6,013,020 on January 11, 2000. We also have filed a related United States continuation application, and have several additional United States applications pending covering aspects of our Beta-Cath System. With respect to United States Patent Nos. 5,683,345; 5,899,882; and 6,013,020 and our other pending United States patent applications, we have filed, or will file in due course, counterpart applications in the European Patent Office and certain other countries.

Like other firms that engage in the development of medical devices, we must address issues and risks relating to patents and trade secrets. United States Patent Nos. 5,683,345; 5,899,882; and 6,013,020 may not offer any protection to us because competitors may be able to design functionally equivalent devices that do not infringe these patents. They may also be reexamined, invalidated or circumvented. In addition, claims under our other pending applications may not be allowed, or if allowed, may not offer any protection or may be reexamined, invalidated or circumvented. Competitors may have or obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products in either the United States or international markets.

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

In May 1997 Guidant acquired NeoCardia together with the rights under the Dake patent. We also understand that Guidant and Johnson & Johnson have entered into a cross-licensing arrangement which includes the use of the Dake patent. Guidant and Johnson & Johnson are attempting to develop and commercialize products that may compete with the Beta-Cath System and both of those companies have significantly greater capital resources than we. Guidant or, if permitted by the cross-licensing arrangement with Guidant, Johnson & Johnson may sue for patent infringement in an attempt to obtain damages from us and/or injunctive relief restraining us from commercializing the Beta-Cath System in the United States. If Guidant or Johnson & Johnson were successful in any such litigation, we might be required to obtain a license under the Dake patent to market the Beta-Cath System in the United States, if such license were available, or be prohibited from selling the Beta-Cath System in the United States. Any of these actions could have a material adverse effect on our business, financial condition and results of operations, or could result in cessation of our business.

We have two versions of our delivery catheter: a "distal monorail" catheter and an "over the wire" catheter. Certain United States patents held by Guidant and Boston Scientific Corporation cover "rapid exchange" catheters. Guidant has recently cross-licensed its patents to Johnson & Johnson. We are currently investigating the feasibility of using the "distal monorail" version of our delivery catheter in the United States without infringing the valid patent rights of others. We may not be able to sell the "distal monorail" version in the United States without a license of third party patent rights and such a license may not be available to us on favorable terms or at all. If we decide to proceed with the "distal monorail" version of our catheter in the United States, we may be sued for patent infringement in an attempt to obtain damages from us and/or injunctive relief restraining us from commercializing the "distal monorail" version in the United States. If we were unsuccessful in any such litigation, we might be required to obtain a license, if such license were available, or be prohibited from selling the "distal monorail" version of our catheter in the United States. Any of these events could have a material adverse effect on our business, financial condition and results of operations, or could result in cessation of our business.

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

We also have uncertainties with respect to the secrecy of pending patent applications filed by others, potential loss of some of our patent and proprietary rights relating to the Beta-Cath System in the event of our failure to pay royalties to Emory University, and potential damages that we could suffer through the unauthorized disclosure of information that is proprietary or confidential to us.

Since the Beta-Cath System utilizes radioactive materials, our activities are subject to various safety regulations.

Because our business involves the import, manufacture, distribution, use and disposal of Strontium-90, our activities and those of our suppliers and distributors, as well as those of the hospitals and physicians that utilize the Beta-Cath System, must comply with extensive state and federal radiation safety regulations in the United States and similar laws in other countries. Violations of these regulations and laws by us or our suppliers or distributors, or any malfunctions of our device or errors by hospitals and physicians in administering treatment, could result in accidental contamination or injury, as well as unexpected remedial costs and penalties. Any such violation or incident could adversely impact the market for our device or lead to suspension of our trials or cessation of sales of the Beta-Cath System. Regulatory enforcement action such as civil penalties or license suspension or revocation could likewise lead to suspension of our trials or cessation of sales. In addition, because vascular brachytherapy in coronary arteries is a new treatment, any similar regulatory violations or incidents involving our competitors could delay or erode acceptance of the therapy among physicians and patients and could reduce the likelihood of regulatory approval of vascular brachytherapy devices generally.

We currently depend on a single vendor to supply radioisotopes and we could be negatively affected by the failure or delay of this vendor.

To date, we have obtained all our beta radiation isotope requirements from a single supplier, Bebig Isotopentechnik und Umweltdiagnostik GmbH, a German corporation. Our supply agreement with Bebig has an initial term ending in November 2000. During the term, we have agreed not to purchase more than 30% of our annual radioisotope requirements from any supplier other than Bebig. In view of the technical expertise and capital investment required to manufacture the radioactive sources and the limited number of manufacturers of Strontium-90, it may be difficult to find an alternate source of supply. Our business, results of operations and financial condition could be materially adversely affected by Bebig's failure to provide us with beta isotopes on a timely basis during the term of the agreement or by our inability to obtain an alternative source of supply on a timely basis and on terms satisfactory to us following any termination of the Bebig agreement. In addition, portions of the process used to manufacture the materials may be proprietary to Bebig. Bebig has no obligation to make any of its know-how or technology available to us or to any alternate source of supply, except in limited circumstances.

In October 1999, we signed a development and manufacturing supply agreement with AEA Technologies QSA GmbH for a second source of radioactive supply and for the development of a smaller diameter radiation source. The agreement provides for the construction of a production line which is expected to be finished in February 2001. The cost of the production line is estimated at $4 million and we have agreed to pay such costs as construction progresses. The development of the smaller diameter source may not be successfully completed, the new production line may not be completed on time and on budget, and the smaller diameter source may not be manufacturable in commercial quantities.

We depend on third party suppliers for substantially all of the components of our Beta-Cath System and the failure of these suppliers to deliver acceptable quality components in a timely manner could affect our ability to manufacture our Beta-Cath System.

We currently rely on third party manufacturers for the supply of the hand-held transfer device, one version of the catheter and other components of our Beta-Cath System. The supply of these components requires a long lead time. In addition, we could not quickly establish additional or replacement suppliers or internal manufacturing capabilities for these components. An existing vendor's failure to supply components of acceptable quality in a timely manner or our inability to obtain these components on a timely basis from another supplier could have a material adverse effect on our ability to manufacture and therefore market the Beta-Cath System.

We have limited sales, marketing and distribution experience which may affect our ability to successfully commercialize the Beta-Cath System.

At present we have limited sales and marketing capability. We have staffed an organization in Europe, generally using a direct sales force for the larger European markets and independent distributors in other European markets. We also utilize independent distributors in several countries in the Far East and the Middle East as well as in India. We intend to sell our products directly in the United States. We may not be able to recruit and train adequate sales and marketing personnel to successfully commercialize the Beta-Cath System in the United States and internationally. The inability to recruit or retain suitable international distributors could also have a material adverse effect on our business, financial condition and results of operations. We have contracted with CIS bio International to inventory, calibrate, test and deliver the radiation sources and to provide related licensing assistance, customer support and recovery services to hospitals in Europe and the Middle East and intend to contract with one or more additional market leaders on the radioisotope business to provide similar services in other international markets. If we are unable to enter into and maintain such distribution agreements with suitable international distributors on acceptable terms, our business, financial condition and results of operations could be materially adversely affected.

We have limited manufacturing experience and may encounter difficulties in scaling-up production.

To date, we have not yet successfully commercialized the Beta-Cath System, and our manufacturing activities have consisted of producing small quantities of our products for use in clinical trials and our initial product launch in Europe and several other foreign countries. To achieve profitability, the Beta-Cath System must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. Production in commercial quantities will require us to expand our manufacturing capabilities and to hire and train additional personnel. We have no experience in manufacturing our products in commercial quantities. We may encounter difficulties in scaling up production, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. Difficulties encountered in manufacturing scale up could have a material adverse effect on our business, financial condition and results of operations. Future manufacturing difficulties, which could have a material adverse effect on our business, financial condition and results of operations, may occur.

We may not be able to obtain adequate funding for the development of our business in the future.

We anticipate that our losses will continue through at least the year 2001 as we expend substantial resources to fund clinical trials in support of regulatory approvals, continue development of the Beta-Cath System and commercialize our product in Europe and several other foreign countries and then, subject to FDA approval, in the United States. Our future liquidity and capital requirements will depend upon numerous factors, including:

      o the progress of our clinical research and product development programs;

      o the receipt of and the time required to obtain regulatory approvals and clearances;

      o     the resources required to gain approvals;

      o the resources we devote to the development, manufacture and marketing of the Beta-Cath System;

      o the resources required to hire and develop a direct sales force in the United States and the key markets in Europe and develop distributors in other markets;

      o the resources needed to expand manufacturing capacity and facilities requirements; and

      o     market acceptance and demand for the Beta-Cath System.

We may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. We believe that our existing capital resources will be sufficient to fund us through the second quarter of 2002, but that may prove insufficient. We cannot assure that additional financing, if required, will be available on satisfactory terms, or at all.

The use of our product exposes us to product liability claims; insurance coverage may not be sufficient to cover such liability.

The use of the Beta-Cath System entails an inherent risk of adverse effects which could result in product liability claims against us. We may not have sufficient resources to satisfy any liability resulting from any such claims. We maintain product liability insurance with coverage of an annual aggregate maximum of $8 million. There can be no assurance that product liability claims will not exceed the insurance coverage limits, that the insurance will continue to be available on commercially reasonable terms or at all, or that a product liability claim would not materially adversely affect our business, financial condition or results of operations.

The loss of senior management or other key personnel could materially adversely affect our business, financial condition and results of operation.

Our business and future operating results depend in significant part upon the continued contributions of our key technical personnel and senior management, many of whom would be difficult to replace. We are currently seeking to hire a Vice President of Regulatory Affairs and a Vice President of Sales. Our business and future operating results also depend in significant part upon our ability to attract and retain a Vice President of Regulatory Affairs, a Vice President of Sales and other qualified regulatory, clinical, management, manufacturing, technical, marketing, sales and support personnel for our operations. Competition for such personnel is intense, and we may not succeed in attracting or retaining such personnel. The loss of key employees, the failure of any key employee to perform adequately or our inability to attract and retain skilled employees, as needed, could materially adversely affect our business, financial condition and results of operations.

The price of our stock is subject to volatility and fluctuations and will depend on operating results.

The market price of our common stock could decline below the price paid to the selling shareholder. Specific factors relating to our business or broad market fluctuations may materially adversely affect the market price of our common stock. The trading price of our common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations, new products or clinical data announced by us or our competitors, governmental regulatory action, developments with respect to patents or proprietary rights, general conditions in the medical device or cardiovascular device industries, changes in earnings estimates by securities analysts, or other events or factors, many of which are beyond our control. In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many medical device companies and which have often been unrelated to the operating performance of such companies. Our revenue or operating results in future quarters may be below the expectations of securities analysts and investors. In such an event, the price of our common stock would likely decline, perhaps substantially. During the twelve month period ended April 28, 2000, the closing price of our common stock ranged from a high of $48.75 per share to a low of $11.00 per share and ended that period at $41.00 per share.

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

                                                                                                                 Fair Value
(in thousands)                                  2000           2001       2002     2003      2004      Total      3/31/00
---------------------------------------------------------------------------------------------------------------------------
Assets:
Cash equivalents
   Fixed rate                                 $66,022        $   --     $   --    $   --    $   --    $66,022     $66,022
   Average interest rate                         5.63%

Held to Maturity investments
   Fixed rate                                  10,581         2,593         --        --        --     13,174      13,174
   Average interest rate                         6.05%         6.07%

Total investments
   Securities                                  76,603         2,593         --        --        --     79,196      79,196
   Average interest rate                         5.82%         6.07%

Foreign Currency Risk

International revenues from the Company's foreign direct sales and distributor sales comprised 100% of total revenues for the three month period ended March 31, 2000. With the exception of the Australian and New Zealand distributors, sales are denominated in Euros. The Company experienced an immaterial amount of transaction gains and losses through the three month period ending March 31, 2000. The Company is also exposed to foreign exchange rate fluctuations as the financial results of its Belgian, German, Dutch, and French subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The net effect of foreign exchange rate fluctuations on the Company during the three month period ending March 31, 2000 was not material.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(c) Novoste issued an aggregate of 1,463,500 shares of its common stock in a private placement offering to institutional investors (the "Investors"), of which 1,313,500 shares were issued on March 31, 2000 and 150,000 shares were issued on April 6, 2000. U.S. Bancorp Piper Jaffray served as the placement agent to the company. Net offering proceeds to the company were $48,773,000 after deducting expenses and placement agent fees of $2,449,000. Neither Novoste nor the placement agent engaged in any general solicitation in the private placement. Each Investor represented to the Company in writing it was an accredited investor under Rule 501(a) of Regulation D and that it purchased the shares for investment. The sale of the shares was exempt from the registration requirements under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to
      Section 4(2) of the Securities Act and Rule 506 of Regulation D.

      The following table sets forth the name of each Investor and the number of shares of common stock purchased by such Investor from the company:

-------------------------------------------------------------

-------------------------------------------------------------   Shares Issued by
Name                                                             the Company (1)
-------------------------------------------------------------   ----------------
Fidelity Contrafund .........................................       665,945

IDS Life Series Fund, Inc. - Equity Portfolio................       218,917

Variable Insurance Products Fund II:
Contrafund Portfolio.........................................       146,235

President and Fellows of Harvard College ....................       150,000

Fidelity Advisor Series VII:
Fidelity Adviser Health Care Fund............................        10,946

Essex Global High Technology Fund II (USA),
      a series of Essex Qualified Purchase Funds, LLC(2).....         3,054
Essex Global Life Sciences Fund
      A series of Essex Specialty Pooled Funds, LP(2) .......         8,409
New Discovery Fund Limited(2)................................        21,758
Essex High Technology Fund, LP(2)............................        39,698
Essex High Technology (Bermuda) Fund, LP(2)..................        28,047
Essex Performance Fund, LP(2)................................        51,884
Essex High Technology Offshore II Fund, LP(2)................        22,875
Permal Media and Communications Fund, LTD(2).................        95,732

----------
(1) Does not include an additional 186,500 shares purchased by the Investors (other than President and Fellows of Harvard College) from selling shareholders at $35.00 per share on March 31, 2000 such purchases being made by those Investors in the same relative proportion as the shares purchased by them from the Company. The Company did not receive any proceeds from the shares sold by the selling shareholders.

Item 5. Other Information

Effective March 10, 2000, David N. Gill resigned as Chief Financial Officer and Chief Operating Officer.

Effective May 1, 2000, Joan Macdonald resigned as Vice President-Regulatory Affairs and became a part-time employee of the company reporting directly to Novoste's Chief Executive Officer on regulatory matters.

Effective May 1, 2000, Edwin B. Cordell, Jr. joined the company as Chief Financial Officer.

Item 6. Exhibits and Reports on Form 8-K

      #10.27 Amendment to the Framework Agreement and Security Agreement (NOV 34) between Registrant and Bebig Isotopentechnik und Umweltdiagnostik GmbH

      27          Financial data schedule

      #Portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(b) The company filed a Form 8-K on March 14, 2000, stating that it issued two press releases. The first release announced that David N. Gill had resigned from the company as Chief Operating Officer and Chief Financial Officer. The second press release announced the results of the START Trial which showed that beta radiation reduces the risk of repeat blockage and additional treatment for patients suffering from clogged stents, when compared to patients treated with placebo.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    NOVOSTE CORPORATION


May 1, 2000                         /s/ William A. Hawkins
-----------                         ------------------------------------------
Date                                William A. Hawkins
                                    President & Chief Executive Officer


May 1, 2000                         /s/ Edwin B. Cordell, Jr.
-----------                         ------------------------------------------
Date                                Edwin B. Cordell, Jr.
                                    Vice President - Finance,
                                    Chief Financial Officer
                                    (Principal Financial & Accounting Officer)

EXHIBIT INDEX

Exhibit
Number             Exhibit Description
------             -------------------

#10.27 Amendment to the Framework Agreement and Security Agreement (NOV 34) between Registrant and Bebig Isotopentechnik und Umweltdiagnostik GmbH

27          Financial data schedule

#Portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.