Form 10-Q
period 2000-06-30
NOVOSTE CORP /FL/
filed 2000-08-14
CIK 1012131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the quarterly period ended June 30, 2000.

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

As of August 10, 2000 there were 15,980,295 shares of the Registrant's Common Stock outstanding.

Exhibit Index on page: 27

                               NOVOSTE CORPORATION

                                    FORM 10-Q

                                      INDEX

PART I. FINANCIAL INFORMATION                                           PAGE NO.

   Item 1. Consolidated Financial Statements

           Consolidated Balance Sheets as of June 30, 2000 (unaudited)
             and December 31, 1999                                         3

           Consolidated Statements of Operations (unaudited) for the
             three and six months ended June 30, 2000 and 1999             4

           Consolidated Statements of Cash Flows (unaudited) for the six
             months ended June 30, 2000 and 1999                           5

           Notes to Unaudited Consolidated Financial Statements            6-7

   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           8-23

   Item 3. Quantitative and Qualitative Disclosures About Market Risk      23-24

PART II.   OTHER INFORMATION

   Item 2. Changes in Securities and Use of Proceeds                       25

   Item 4. Submission of Matters to a Vote of Security Holders             25

   Item 5. Other Information                                               26

   Item 6. Exhibits and Reports on Form 8-K                                26

SIGNATURES                                                                 27

EXHIBIT INDEX                                                              28

                               NOVOSTE CORPORATION

                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                         June 30,
                                                                           2000            December 31,
                                                                        (Unaudited)            1999
Assets
Current assets:
     Cash and cash equivalents                                         $  55,064,438      $   7,091,025
     Short-term investments                                               24,109,209         34,332,667
     Accounts receivable                                                   1,826,216            968,804
     Inventory                                                               796,770          2,513,981
     Prepaid expenses                                                        361,269            216,742
                                                                       -------------      -------------

Total current assets                                                      82,157,902         45,123,219
                                                                       -------------      -------------
Property and equipment, net                                                4,632,682          3,509,203
Radiation and transfer devices                                             2,451,128                 --
Other assets                                                                 668,499            734,980
                                                                       -------------      -------------
Total assets                                                           $  89,910,211      $  49,367,402
                                                                       =============      =============

Liabilities and Shareholders' Equity
Current Liabilities:
     Accounts payable                                                  $   1,657,748      $   1,112,678
     Accrued expenses and taxes withheld                                   4,761,962          5,189,880
     Unearned revenue                                                         46,481                 --
                                                                       -------------      -------------

Total current liabilities                                                  6,466,191          6,302,558
                                                                       -------------      -------------

Shareholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
           no shares issued and outstanding                                       --                 --
     Common stock, $.01 par value, 25,000,000 shares authorized;
           15,978,425 and 14,201,632 shares issued, respectively             159,784            142,016
     Additional paid-in-capital                                          182,641,288        128,182,542
     Accumulated other comprehensive income                                   (6,673)            57,722
     Accumulated deficit                                                 (97,529,289)       (83,201,214)
                                                                       -------------      -------------
                                                                          85,265,110         45,181,066
     Less treasury stock, 5,780 shares of common stock at cost               (23,840)           (23,840)
     Unearned compensation                                                (1,797,250)        (2,092,382)
                                                                       -------------      -------------
Total shareholders' equity                                                83,444,020         43,064,844
                                                                       -------------      -------------
Total liabilities and shareholders' equity                             $  89,910,211      $  49,367,402
                                                                       =============      =============

                               NOVOSTE CORPORATION

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Three months ended                   Six months ended
                                                     June 30,                           June 30,
                                             2000              1999              2000              1999
                                         ------------------------------      ------------------------------
Net revenues                             $  1,197,647      $    553,914      $  2,043,693      $    637,826
Cost of sales                                 770,013           499,012         1,523,393           676,908
                                         ------------      ------------      ------------      ------------
Gross margin                                  427,634            54,902           520,300           (39,082)
                                         ------------      ------------      ------------      ------------

Operating Expenses:
          Research and development          4,250,381         5,672,618         8,725,921        11,835,387
          Sales and marketing               2,987,702         1,467,260         5,357,206         2,841,266
          General and administrative        1,367,654         1,070,393         2,415,155         1,814,171
                                         ------------      ------------      ------------      ------------

Total operating expenses                    8,605,737         8,210,271        16,498,282        16,490,824
                                         ------------      ------------      ------------      ------------

Loss from operations                       (8,178,103)       (8,155,369)      (15,977,982)      (16,529,906)
                                         ------------      ------------      ------------      ------------

Interest income                             1,048,970           717,027         1,649,907         1,029,624
                                         ------------      ------------      ------------      ------------

Net loss                                 $ (7,129,133)     $ (7,438,342)     $(14,328,075)     $(15,500,282)
                                         ============      ============      ============      ============

Net loss per share                       $       (.45)     $       (.53)     $       (.95)     $      (1.22)
                                         ============      ============      ============      ============

Weighted average shares outstanding        15,865,441        14,095,791        15,067,015        12,680,973
                                         ============      ============      ============      ============

See accompanying notes.

                               NOVOSTE CORPORATION

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the six months
                                                                  ended June 30,

                                                               2000              1999
                                                           ------------      ------------
Cash flows from operating activities
Net loss                                                   $(14,328,075)     $(15,500,282)
Adjustments to reconcile net loss to net cash used by
     operating activities
        Depreciation and amortization                           626,219           419,434
        Issuance of stock for services or compensation          212,351           230,259
        Amortization of deferred compensation                   295,132           368,892
        Changes in assets and liabilities:
            Accounts receivable                                (857,413)         (481,919)
            Inventory                                         1,717,211        (1,305,602)
            Prepaid expenses                                   (144,526)         (158,310)
            Accounts payable                                    545,071           453,906
            Accrued expenses and taxes withheld                (427,918)          746,012
            Unearned revenue                                     46,481                --
            Other                                                (4,734)          (94,766)
                                                           ------------      ------------
Net cash used by operations                                 (12,320,201)      (15,229,188)
                                                           ------------      ------------
Cash flow from investing activities
Maturity (purchase) of short-term investments                10,223,458       (22,598,938)
Purchase of property and equipment                           (1,742,878)               --
Radiation and transfer devices                               (2,451,128)       (1,060,125)
                                                           ------------      ------------

Net cash (used) provided by investing activities              6,029,452       (23,659,063)
                                                           ------------      ------------

Cash flows from financing activities
Proceeds from issuance of common stock                       54,264,162        47,997,055
                                                           ------------      ------------

Net cash provided by financing activities                    54,264,162        47,997,055
                                                           ------------      ------------

Net increase in cash and cash equivalents                    47,973,413         9,108,804
Cash and equivalents at beginning of period                   7,091,025         2,352,517
                                                           ------------      ------------

Cash and cash equivalents at end of period                 $ 55,064,438      $ 11,461,321
                                                           ============      ============

See accompanying notes.

                               NOVOSTE CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000

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

Note 2. Inventories

Inventories are stated at the lower of cost or market. Inventories are comprised of the following:

                                       June 30, 2000   December 31, 1999
                                       -------------   -----------------
            Finished Goods               $   98,864       $  380,589
            Work in Process                 153,333           21,518
            Raw Materials                   544,573        2,111,874
                                         ----------       ----------
            Total                        $  796,770       $2,513,981
                                         ==========       ==========

Note 3. Radiation and transfer devices

When the Company installs the Beta-Cath System it retains ownership of the radiation source trains (RSTs) and transfer devices (TDs). During the second quarter of 2000 the Company determined that based upon experience and testing of the RSTs and TDs the estimated useful life of these assets had exceeded one year. Accordingly, the Company has reclassified these assets from inventory to a long-term asset named, radiation and transfer devices. Amortization of the costs of these assets will be over their estimated useful life and will begin once the Beta-Cath System is placed into service.

Note 4. Net Loss Per Share

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

Note 6. New Accounting Pronouncements

In December 1999 the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements." The SEC has also postponed adoption of SAB 101 until no later than the fourth quarter, 2000. The Company is in the process of evaluating the potential impact of adopting SAB 101 and plans to adopt SAB 101 during the third quarter of 2000. Adoption of SAB 101 may impact the timing of the recognition of certain future nonrefundable upfront installation fees. Revenue from nonrefundable upfront installation fees for the six months ended June 30, 2000 totaled approximately $313,000 and $708,338 for the year ended December 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

The statements contained in this Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and risks which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Some of these risks are discussed below in the section "Certain Factors That May Impact Future Operations." Additional risk factors are discussed in our recent S-3 registration statement and in other reports filed by the Company from time to time on Forms 10-K, 10-Q and 8-K. The Company does not undertake any obligation to update or revise any forward-looking statement, made by it or on its behalf, whether as a result of new information, future events, or otherwise.

Overview

Novoste commenced operations as a medical device company in May 1992. Since 1994, we have devoted substantially all of our efforts to developing the Beta-CathTM System, an intraluminal beta radiation catheter delivery system designed to reduce the frequency of restenosis subsequent to percutaneous transluminal coronary angioplasty ("PTCA") as well as other interventional procedures.

For the period since our capitalization through June 30, 2000 we earned minimal revenues and experienced significant losses in each period. The Company commenced the active marketing of the Beta-Cath System in Europe in January 1999. We have generated only limited revenue and do not have experience in manufacturing, marketing or selling our products in quantities necessary for achieving profitability. At June 30, 2000 we had an accumulated deficit of approximately $97.5 million. We expect to continue to incur significant operating losses through at least 2001 as we seek regulatory approval for our products and allocate significant resources to increasing our manufacturing operations, both internally and with outside vendors. In addition, we will invest significantly in expanding our sales and marketing efforts in contemplation of U.S. product introduction and market development, and increase our administrative activities to support our growth. At the same time we will continue to conduct clinical trials and research and development projects in order to expand the opportunities for our technology.

The clinical trials may not demonstrate the safety and effectiveness of the Beta-Cath System. Additionally, we may not obtain necessary approvals for the Beta-Cath System from the FDA, the State of Georgia Department of Natural Resources or other state or foreign governmental agencies. Our research and development efforts may not be successfully completed. Manufacturing of our products may be delayed by production problems or our vendors may be unable to produce sufficient quantities to meet our needs. We may not successfully introduce the Beta-Cath System or attract any significant level of market acceptance for the Beta-Cath System or any other product we develop. We may never achieve significant revenues from sales of our Beta-Cath System and we may never achieve or sustain profitability.

Our Clinical Trials

In March 2000, we announced results from our STents And Radiation Therapy or START Trial, our pivotal clinical trial designed to study the safety and effectiveness of the Beta-Cath System for treating "in-stent" restenosis. The primary endpoint of the trial was the incidence of an additional revascularization procedure in the previously treated artery (known as target vessel revascularization) within eight months. In addition, a follow-up angiogram eight months after the initial treatment was performed to observe the treated artery to determine whether restenosis had recurred. We enrolled 476 patients at 50 clinical sites in North America and Europe.

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

We filed an application with the FDA on April 17, 2000 to obtain approval to market the Beta-Cath System, with a 30-millimeter radiation source train, for treating "in-stent" restenosis in coronary arteries. The FDA recently announced that a meeting of its Circulatory System Devices Panel has been scheduled with Novoste for September 11, 2000. The panel, comprised of independent medical experts, will provide advice and make a recommendation to the FDA whether Novoste's Beta-Cath System, with the 30-millimeter radiation source train, should be approved for commercial sale in the United States. A recommendation of approval from the panel may not guarantee approval by the FDA.

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

Results of Operations

Net loss for the three months ended June 30, 2000 was $7,129,133, or ($.45) per share, as compared to $7,438,342 or ($.53) per share, for the three months ended June 30, 1999. Net loss for the six months ended June 30, 2000 was $14,328,075, or ($.95) per share, as compared to $15,500,282 or ($1.22) per share, for the year earlier period. The decrease in net loss for the three and six months ended June 30, 2000 compared to the year earlier period was primarily due to decreased research and development spending related to the completion of patient enrollment in the START, START 40 and Beta-Cath System Trials in 1999. This was partially offset by increased sales and marketing expenses related to our European operations during the three and six month periods ended June 30, 2000.

Net Sales. Net sales of $1,197,647 and $2,043,693 were recognized in the three and six months ended June 30, 2000 as compared to net revenues of $553,914 and $637,826 for the three and six months ended June 30, 1999, respectively.

Cost of Sales. Cost of sales for the three months ended June 30, 2000 were $770,013 resulting in a gross margin of 35.7%, compared to cost of sales of $499,012 and gross margin of 9.9% for the same period of 1999. Cost of sales were $1,523,393 for the six months ended June 30, 2000 resulting in a gross margin of 25.5%, compared to cost of sales of $676,908 and a gross margin of negative 6.1% for the six months ended June 30, 1999. The Company's gross margins improved due to increased sales volume and greater productivity in manufacturing operations. Gross margins could remain volatile for the remainder of the year as the Company continues its ramp up of European production and sale activities.

Research and Development Expenses. Research and development expenses decreased 25% to $4,250,381 for the three months ended June 30, 2000 from $5,672,618 for the three months ended June 30, 1999. For the six months ended June 30, 2000, research and development expenses decreased 26% to $8,725,921 from $11,835,387 for the same period a year earlier. These decreases were primarily the result of decreased clinical trial activity related to the completion of patient enrollment in the pivotal trials and the elimination of costs associated with enrollment such as the costs of supplying product to clinical sites.

Sales and Marketing Expenses. Sales and marketing expenses increased 104% to $2,987,702 for the three months ended June 30, 2000 from $1,467,260 for the three months ended June 30, 1999. For the six months ended June 30, 2000, sales and marketing expenses were $5,357,206 as compared to $2,841,266 for the six months ended June 30, 1999, an increase of 89%. These increases were primarily the result of higher personnel, trade show, consulting and promotional literature costs associated with marketing the Company's product on a direct basis in Europe. The Company expects sales and marketing expenses to increase significantly in the future as direct distribution is expanded in Europe. The Company also anticipates that it will incur significant expenses in recruiting and retaining a U.S. sales force commencing in the third quarter in advance of FDA approval, if any.

General and Administrative Expenses. General and administrative expenses for the three and six months ended June 30, 2000 were $1,367,654 and $2,415,155 as compared to the three and six months ended June 30, 1999 of $1,070,393 and 1,814,171, an increase of 28% and 33%, respectively. This increase for the three and six months periods was primarily the result of additional management personnel and higher salaries. The Company expects general and administrative expenses to increase in the future in support of a higher level of operations.

Interest Income. Net interest income increased 46% to $1,048,970 for the three months ended June 30, 2000 from $717,027 for the three months ended June 30, 1999. The six months ended June 30, 2000 experienced net interest income of $1,649,907 as compared to $1,029,624 for the same period in 1999, an increase of 60%. The increase in interest income for the quarter and the year-to-date was primarily due to the increase in average cash equivalent and short-term investment balances arising from the private placement equity offering in March and April 2000.

Liquidity and Capital Resources

During the six months ended June 30, 2000 and 1999 the Company used cash to fund operations of $12.3 million and $15.2 million, respectively. At June 30, 2000 the Company had commitments to purchase $4.3 million in inventory components of the Beta-Cath System over the next year. In addition, on October 14, 1999 the Company signed a development and manufacturing supply agreement with AEA Technologies QSA GmbH for a second source of radioisotope supply and for the development of a smaller diameter source. This agreement provides for the construction of a production line over the period October 1, 1999 to February 2001. The cost of this production line is estimated at $4.0 million and is being paid by the Company as construction progresses. Through June 30, 2000, the Company has paid $1,173,000 towards this commitment. Because of the development, manufacturing scale-up and commercialization of the Beta-Cath System, Novoste's future cash needs for operating and investing activities are anticipated to be higher than historical levels subject to the factors discussed below.

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

On April 7, 2000 we completed a private placement offering, in which we sold 1,463,500 shares of our common stock at $35.00 per share. The placement raised net proceeds of approximately $49 million, of which $5 million was received during the second quarter. After the offering, we had 15.85 million shares of common stock outstanding. The Company also received approximately $2 million for the quarter and $5 million for the six month period ending June 30, 2000 from the exercise of stock options.

The Company's principal source of liquidity at June 30, 2000 consisted of cash, cash equivalents and short-term investments of $79.2 million. The Company did not have any credit lines available or outstanding borrowings at June 30, 2000.

The Company anticipates that its operating losses will continue through at least 2001 as it expends substantial resources in funding clinical trials in support of regulatory approvals, and continues to expand research and development and sales and marketing activities. We believe that our existing capital resources will be sufficient to fund the company through the second quarter of 2002, but those resources may prove insufficient. The Company's future liquidity and capital requirements will depend upon numerous factors, including, among others: the progress of the Company's clinical research and product development programs; the receipt of and the time required to obtain regulatory clearances and approvals; the resources required to gain approvals; the resources the Company devotes to the development, manufacture and marketing of its products; the resources required to hire and develop a direct sales force in the United States and in the larger markets of Europe, develop distributors internationally, and to expand manufacturing capacity; and market acceptance and demand for its products. Novoste may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional financing, if required, may not be available on satisfactory terms, or at all.

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

New Accounting Pronouncements

In December 1999 the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements." The SEC has also postponed adoption of SAB 101 until no later than the fourth quarter, 2000. The Company plans to adopt SAB 101 during the third quarter of 2000. Adoption of SAB 101 will not impact the company's historical revenue recognition policy but may impact the recognition of certain future nonrefundable upfront installation fees. Revenue from nonrefundable upfront installation fees for the six months ended June 30, 2000 totaled approximately $313,000, and $708,338 for the year ended December 31, 1999.

CERTAIN FACTORS THAT MAY IMPACT FUTURE OPERATIONS

We depend on the successful development and commercialization of the Beta-Cath System.

We have not yet successfully commercialized any product in the United States and have only started to actively sell the Beta-Cath System in Europe, the Middle East and certain Asian and Pacific Rim countries in 1999. We anticipate that for the foreseeable future we will be solely dependent on the successful development and commercialization of the Beta-Cath System. Our failure to commercialize the Beta-Cath System would have a material adverse effect on our business, financial condition and results of operations.

The Beta-Cath System will require regulatory approval, and may require further development and clinical testing before we can market it in the United States. Our development efforts and clinical testing may not be successful. In addition, we may be unable to:

      o show the safety and effectiveness of the Beta-Cath System in appropriate human clinical trials;

      o     obtain U.S. regulatory approval of the Beta-Cath System;

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

Commercialization of the Beta-Cath System in Europe is subject to certain additional risks. Physicians in Europe are generally less receptive to and slower to adopt new medical devices and technologies than physicians in the United States due to various factors, including the influence of national health care policies and reimbursement strategies of health care payers. We may never achieve significant revenue from sales in Europe or ever achieve or sustain profitability in our European operations. Our sales in selected European countries and several other countries aggregated approximately $1.8 million in 1999 and approximately $1.9 million in the first six months of 2000.

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

At June 30, 2000 we had accumulated a deficit of approximately $97.5 million since commencing operations in 1992. The commercialization of the Beta-Cath System and other new products, if any, will require substantial additional development, clinical, regulatory, manufacturing, sales and marketing and other expenditures. We expect our operating losses to continue through at least 2001 as we continue to expand our product development, clinical trials and marketing efforts. We may never:

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

The FDA has not yet determined the safety and effectiveness of the Beta-Cath System. We have reached the primary endpoint, eight-month patient follow-up, in one trial, and are currently conducting two additional multi-center human clinical trials of the Beta-Cath System to further evaluate its safety and effectiveness. We completed enrollment in the START Trial in April 1999, having enrolled 476 patients at 50 sites, principally located in the United States. In March 2000, we announced statistically significant results from the START Trial. In June 1999, we initiated the START 40 Trial and enrollment was completed in October 1999 with a total of 206 patients enrolled. At September 30, 1999 we completed enrollment in both the stand-alone balloon angioplasty and stent placement subgroups of the Beta-Cath System Trial and enrolled a total of 1,456 patients at 59 clinical sites.

We announced results from the START Trial in March 2000, which demonstrated that beta radiation had a significant treatment effect on all clinical and angiographic endpoints evaluated in the Trial. The START Trial results formed the basis for the application that we filed with the FDA on April 17, 2000 to request approval to market the Beta-Cath System for treating "in-stent" restenosis. The FDA recently announced that a meeting of its Circulatory System Device Panel has been scheduled with Novoste for September 11, 2000. The panel, comprised of independent medical experts, will provide advice and make a recommendation to the FDA whether Novoste's Beta-Cath System, with the 30-millimeter radiation source train, should be approved for commercial sale in the United States. A positive recommendation from the panel may not guarantee approval by the FDA. The FDA may determine that the data from the START Trial does not demonstrate the safety and effectiveness of the Beta-Cath System or is not adequate to support our application to the FDA for pre-market approval. The FDA could delay approval pending results from the START 40 Trial in order to assess the impact on geographic miss and pending results from the Beta-Cath System Trial in order to assess whether the incidence of late thrombosis has been satisfactorily resolved by extended anti-platelet therapy.

The START 40 Trial and the Beta-Cath System Trial require follow-up examinations on patients after eight months. Various factors, including performing follow-up examinations on patients, could delay completion of the START 40 Trial or the Beta-Cath System Trial for an indeterminate amount of time. The data from the START 40 Trial or the Beta-Cath System Trial, if completed, may not demonstrate the safety and effectiveness of the Beta-Cath System, which could delay FDA pre-market approval of the Beta-Cath System. In particular, we cannot be sure that (1) the incidence of late thrombosis seen in the Beta-Cath System Trial will be adequately addressed by the antiplatelet therapy protocol modification,
(2) the incidence of geographic miss, seen in our Beta Radiation In Europe
(BRIE) registry trial conducted in Europe and other trials by our competitors, will be addressed by more focused physician training and technique and the use of longer radiation sources or (3) the doses used will provide optimal results.

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

United States Pre-Market Approvals

We will not be able to commence marketing or commercial sales of the Beta-Cath System in the United States unless we receive pre-market approval from the FDA. Our application seeking approval to market the Beta-Cath System in the United States to treat "in-stent" restenosis was filed with the FDA on April 17, 2000 and is based upon the patient data generated in the START Trial. We do not anticipate FDA approval to market the Beta-Cath System in the United States for any indication any earlier than the 4th quarter of 2000. The FDA could require that we submit results from our START 40 Trial or our Beta-Cath System Trial prior to considering our initial application for approval of our device in treating "in-stent" restenosis. Instead of filing an additional, separate application supplement, we may amend our initial application relating to "in-stent" restenosis to seek pre-market approval of the Beta-Cath System for use with the 40-millimeter radiation source train based upon the results of the START 40 Trial or for use following stand-alone balloon angioplasty, and stent placement based upon the results of the Beta-Cath System Trial. If we file this type of amendment, the FDA could restart the statutory 180-day review period for our initial application as of the date of the filing of the amendment. Most likely, this would cause a delay in obtaining FDA approval. Moreover, if information from the clinical trials or from commercial use of the device does not yield positive results, the FDA's consideration of any application we have submitted could be adversely affected; any such application could be refused filing for substantive review, or if filed, could be subject to requests for substantial amounts of additional information, or ultimately could be denied approval.

The FDA may request additional data or require that we conduct further clinical trials, either of which could delay or preclude our receipt of pre-market approval as well as require significant additional expenditures. Such a delay or failure to receive pre-market approval would have a material adverse effect on our business, financial condition and results of operations and could result in cessation of our operations. Even if we receive marketing approval from the FDA based on the results of the START Trial, we will be limited to promoting the Beta-Cath System for use with patients who are being treated for "in-stent" restenosis in a single coronary artery with a 30-millimeter radiation source train. In order to market the Beth-Cath System with a 40-millimeter radiation source train, we will likely be required to demonstrate to the FDA through the START 40 Trial that the Beth-Cath System with the longer source train is safe and effective. In order to market the Beta-Cath System for a broader range of patients, we will seek to expand the indications for which the Beta-Cath System can be marketed to include patients receiving stand-alone balloon angioplasty or first-time stent placement. Even if we receive approval based on the results of the Beta-Cath System Trial, we would be limited to promoting the Beta-Cath System for use with patients who are being treated for one lesion in a single coronary artery following stand-alone balloon angioplasty or stent placement. In order to market the Beta-Cath System for use with (1) further product design enhancements, such as varying lengths of the radiation source train or modifications to the catheter or (2) with a broader range of indications, we will likely be required to demonstrate to the FDA through additional clinical trials that the Beta-Cath System is safe and effective with such product design enhancement(s) or in treating a broader range of indications and the FDA must approve a pre-market approval application, application amendment or application supplement covering the product design enhancement(s) or the broader range of indications for the device.

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

Approvals to Use, Handle and Transfer Radioactive Materials

Our business involves the import, export, manufacture, distribution, use and storage of Strontium-90 (Strontium/Yttrium), the beta-emitting radioisotope utilized in the Beta-Cath System's radiation source train. Accordingly, manufacture, distribution, use and disposal of the radioactive material used in the Beta-Cath System in the United States will be subject to federal, state and/or local rules relating to radioactive material. Recently, the State of Georgia Department of Natural Resources (DNR) issued a sealed source and device registration certificate for the Company's Beta-Cath(TM) System, allowing it to be listed on the Nuclear Regulatory Commission's Sealed Source and Device Registry. The Company anticipates that upon pre-market approval by the FDA, if received, the DNR will authorize Novoste to commercially distribute our radiation sources to licensed recipients in the United States. In addition, we must comply with NRC, Georgia and United States Department of Transportation regulations on the labeling and packaging requirements for shipment of radiation sources to hospitals or other users of the Beta-Cath System. Further, hospitals and/or physicians in the United States may be required to amend their radiation licenses to hold, handle and use Strontium-90 prior to receiving and using our Beta-Cath System.

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

Vascular brachytherapy may compete with other treatment methods designed to improve outcomes from coronary artery procedures that are well established in the medical community, such as coronary stents. Stents are the predominant treatment currently utilized to reduce the incidence of coronary restenosis following PTCA and were used in approximately 75% of all PTCA procedures performed worldwide in 1999. Manufacturers of stents include Johnson & Johnson, Medtronic, Inc., Guidant Corporation and Boston Scientific Corporation. Stent manufacturers often sell many products used in the cardiac catheterization labs, commonly referred to as cath labs, and as discussed below, certain of these companies are developing vascular brachytherapy devices. Many of these same companies and others are researching coatings and treatments to coronary stents that could reduce restenosis and would possibly be more acceptable to a medical community already experienced at using stents.

Other devices under development that use vascular brachytherapy include:

      o     a radioactive-tipped guidewire;

      o     a radioactive stent; and

      o     a radioactive balloon or coated balloon.

The radiation sources being developed by our competitors vary among gamma, beta and x-ray. The most advanced competitive approach may be represented by the radioactive guidewire, as we are aware that:

      o Johnson & Johnson submitted a pre-market approval application to the FDA in June 1999 for its gamma guidewire system and recently received approval to affix CE Marking;

      o Guidant is investigating its beta guidewire system in the pivotal clinical trial stage in the United States and recently received approval to affix CE Marking.

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

Any product we develop that gains regulatory clearance or approval will have to compete for market acceptance and market share. An important factor in such competition may be the timing of market introduction of competitive products. Accordingly, we expect the relative speed with which we can develop products, gain regulatory approval and reimbursement acceptance and supply commercial quantities of the product to the market to be an important competitive factor. In addition, we believe that the primary competitive factors for products addressing restenosis include safety, efficacy, and ease of use, reliability, and suitability for use in cath labs, service and price. We also believe that physician relationships, especially relationships with leaders in the interventional cardiology and radiation oncology communities, are important competitive factors. We may not be the first to market in the U.S. a radiation system to reduce the incidence of restenosis in the coronary arteries or be able to market such a system effectively.

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

Reimbursement systems in international markets vary significantly by country and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. Many international markets have government managed health care systems that control reimbursement for new devices and procedures. In most markets there are private insurance systems as well as government-managed systems. Reimbursement for our products may not be available in international markets under either government or private reimbursement systems.

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

In May 1997 Guidant acquired NeoCardia together with the rights under the Dake patent. We also understand that Guidant and Johnson & Johnson have entered into a cross-licensing arrangement that includes the use of the Dake patent. Guidant and Johnson & Johnson are attempting to develop and commercialize products that may compete with the Beta-Cath System and both of those companies have significantly greater capital resources than we. Guidant or, if permitted by the cross-licensing arrangement with Guidant, Johnson & Johnson may sue for patent infringement in an attempt to obtain damages from us and/or injunctive relief restraining us from commercializing the Beta-Cath System in the United States. If Guidant or Johnson & Johnson were successful in any such litigation, we might be required to obtain a license under the Dake patent to market the Beta-Cath System in the United States, if such license were available, or be prohibited from selling the Beta-Cath System in the United States. Any of these actions could have a material adverse effect on our business, financial condition and results of operations, or could result in cessation of our business.

We have two versions of our delivery catheter: a "monorail" catheter and an "over the wire" catheter. Certain United States patents held by Guidant and Boston Scientific Corporation cover "rapid exchange" catheters. Guidant has recently cross-licensed its patents to Johnson & Johnson. We are currently investigating the feasibility of using the "distal monorail" version of our delivery catheter in the United States without infringing the valid patent rights of others. We may not be able to sell the "distal monorail" version in the United States without a license of third party patent rights and such a license may not be available to us on favorable terms or at all. If we decide to proceed with the "distal monorail" version of our catheter in the United States, we may be sued for patent infringement in an attempt to obtain damages from us and/or injunctive relief restraining us from commercializing the "distal monorail" version in the United States. If we were unsuccessful in any such litigation, we might be required to obtain a license, if such license were available, or be prohibited from selling the "distal monorail" version of our catheter in the United States. Any of these events could have a material adverse effect on our business, financial condition and results of operations, or could result in cessation of our business.

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

Because our business involves the import, export, manufacture, distribution, use and storage of Strontium-90, our activities and those of our suppliers and distributors, as well as those of the hospitals and physicians that utilize the Beta-Cath System, must comply with extensive state and federal radiation safety regulations in the United States and similar laws in other countries. Violations of these regulations and laws by us or our suppliers or distributors, or any malfunctions of our device or errors by hospitals and physicians in administering treatment, could result in accidental contamination or injury, as well as unexpected remedial costs and penalties. Any such violation or incident could adversely impact the market for our device or lead to suspension of our trials or cessation of sales of the Beta-Cath System. Regulatory enforcement action such as civil penalties or license suspension or revocation could likewise lead to suspension of our trials or cessation of sales. In addition, because vascular brachytherapy in coronary arteries is a new treatment, any similar regulatory violations or incidents involving our competitors could delay or erode acceptance of the therapy among physicians and patients and could reduce the likelihood of regulatory approval of vascular brachytherapy devices generally.

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

At present we have limited sales and marketing capability. We have staffed an organization in Europe, generally using a direct sales force for the larger European markets and independent distributors in other European markets. We also utilize independent distributors in several countries in the Far East and the Middle East as well as in India. We intend to sell our products directly in the United States. We may not be able to recruit and train adequate sales and marketing personnel to successfully commercialize the Beta- Cath System in the United States and internationally. The inability to recruit or retain suitable international distributors could also have a material adverse effect on our business, financial condition and results of operations. We have contracted with CIS bio International to inventory, calibrate, test and deliver the radiation sources and to provide related licensing assistance, customer support and recovery services to hospitals in Europe and the Middle East and intend to contract with one or more additional market leaders on the radioisotope business to provide similar services in other international markets. If we are unable to enter into and maintain such distribution agreements with suitable international distributors on acceptable terms, our business, financial condition and results of operations could be materially adversely affected.

We have limited manufacturing experience and may encounter difficulties in scaling-up production.

To date, we have not yet successfully commercialized the Beta-Cath System, and our manufacturing activities have consisted of producing small quantities of our products for use in clinical trials and our initial product launch in Europe and several other foreign countries. To achieve profitability, the Beta-

Cath System must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. Production in commercial quantities will require us to expand our manufacturing capabilities and to hire and train additional personnel. We have no experience in manufacturing our products in commercial quantities. We may encounter difficulties in scaling up production, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. Difficulties encountered in manufacturing scale up could have a material adverse effect on our business, financial condition and results of operations. Future manufacturing difficulties, which could have a material adverse effect on our business, financial condition and results of operations, may occur.

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

Our business and future operating results depend in significant part upon the continued contributions of our key technical personnel and senior management, many of whom would be difficult to replace. We are currently seeking to hire a Vice President of Regulatory Affairs. Our business and future operating results also depend in significant part upon our ability to attract and retain a Vice President of Regulatory Affairs and other qualified regulatory, clinical, management, manufacturing, technical, marketing, sales and support personnel for our operations. Competition for such personnel is intense, and we may not succeed in attracting or retaining such personnel. The loss of key employees, the failure of any key employee to perform adequately or our inability to attract and retain skilled employees, as needed, could materially adversely affect our business, financial condition and results of operations.

The price of our stock is subject to volatility and fluctuations and will depend on operating results.

The market price of our common stock could decline below the price paid to the selling shareholder. Specific factors relating to our business or broad market fluctuations may materially adversely affect the market price of our common stock. The trading price of our common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations, new products or clinical data announced by us or our competitors, governmental regulatory action, developments with respect to patents or proprietary rights, general conditions in the medical device or cardiovascular device industries, changes in earnings estimates by securities analysts, or other events or factors, many of which are beyond our control. In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many medical device companies and which have often been unrelated to the operating performance of such companies. Our revenue or operating results in future quarters may be below the expectations of securities analysts and investors. In such an event, the price of our common stock would likely decline, perhaps substantially. During the twelve month period ended July 27, 2000, the closing price of our common stock ranged from a high of $60.81 per share to a low of $11.00 per share and ended that period at $58.19 per share.

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

                                                                                                     Fair Value
(in thousands)                      2000            2001       2002     2003     2004      Total      6/30/00
---------------------------------------------------------------------------------------------------------------
Assets:
Cash equivalents
   Fixed rate                    $    51,043      $    --      $ --     $ --     $ --     $51,043     $51,043
   Average interest rate                6.52%

Held to Maturity investments
   Fixed rate                         11,679       12,430        --       --       --      24,109      24,109
   Average interest rate                6.37%        6.90%

Total cash equivalents
  and investments
   Securities                         62,722       12,430        --       --       --      75,152      75,152
   Average interest rate                6.49%         6.9%

Foreign Currency Risk

International revenues from the Company's foreign direct sales and distributor sales comprised 88% of total revenues for the three month period ended June 30, 2000. With the exception of the Australian and New Zealand distributors, sales are denominated in Euros. The Company experienced an immaterial amount of transaction gains and losses through the six month period ending June 30, 2000. The Company is also exposed to foreign exchange rate fluctuations as the financial results of its Belgian, German, Dutch, and French subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The net effect of foreign exchange rate fluctuations on the Company during the three month period ending June 30, 2000 was not material.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

      (c)(i) On May 1, 2000, the Company issued Mr. Edwin B. Cordell, Jr., its Vice President of Finance and Chief Financial Officer, 1,500 restricted shares. The shares contain restrictions on transfer which lapse over time or upon a Change of Control (as that term is defined in the Stock Option Plan covering employees). The restrictions lapse at the annual rate of 375 shares, commencing May 1, 2001. The shares were issued pursuant to an exemption from registration under the Securities Act of 1933 under Section 4(2) thereof. The shares were purchased for investment and the shares have been duly legended to reflect that they have not been registered under the Securities Act.

      (ii) Novoste issued an aggregate of 1,463,500 shares of its common stock in a private placement offering to institutional investors (the "Investors"), of which 1,313,500 shares were issued on March 31, 2000 and 150,000 shares were issued on April 6, 2000. U.S. Bancorp Piper Jaffray served as the placement agent to the company. Net offering proceeds to the company were $48,773,000 after deducting expenses and placement agent fees of $2,449,000. Neither Novoste nor the placement agent engaged in any general solicitation of investors and the shares were purchased for investment by the Investors. The sale of the shares was exempt from the registration requirements under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D. The names of the Investors and the number of shares purchased were previously disclosed in Item 2(c) of Part II of our Form 10-Q for the quarter ended March 31, 2000, which information is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

      (a) The Company held its annual meeting of stockholders on May 11, 2000 and solicited votes by proxy in connection with such meeting.

      (c)   The following matters were approved by the shareholders:

            (i) The approval of management's nominees to the Board of Directors received 14,079,682 votes in favor and 120,448 votes were withheld.

            (ii) The ratification of amendments to the Company's Amended and Restated Stock Option Plan (The "Plan Amendments"), which Plan Amendments (a) increase the number of shares of Common Stock reserved for issuance thereunder by 800,000 shares to 4,900,000 shares, (b) to require shareholder approval of any amendment to the Option Plan if such amendment would (i) decrease the grant of exercise price of any option to less than Fair Market Value (as defined in the Option Plan) on the date of grant or (ii) increase the total number of shares that may be distributed under the Option Plan. Shareholders approved the Plan Amendments by votes as follows:
                  7,186,683 votes in favor, 3,045,434 against and 71,757
                  abstained. There were 3,896,256 broker non-votes.

            (iii) The ratification of Novoste's Employee Stock Purchase Plan
                  ("Novoste ESPP"), which makes available up to 100,000 shares of Common Stock of the Company to be distributed under the Novoste ESPP. Shareholders approved the Novoste ESPP by votes as follows: 10,208,000 in favor, 27,423 against and 68,882 abstained. There were 3,896,256 broker non-votes.

            (iv) The ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 2000. The proposal received 14,186,285 votes in favor, 5,911 against and 7,934 abstained.

Item 5. Other Information

In May 2000, Novoste entered into a five-year exclusive Distributor Agreement ("the Agreement") with Getz Bros. Co., Ltd. for the Beta-Cath System in Japan. Getz will be responsible for seeking approval of the Beta-Cath System from the Japanese Ministry of Health and Welfare and for promoting, distributing, and servicing the Beta-Cath System in Japan. Either party may terminate the Agreement if the other party commits a material breach of its obligations without proper correction of the breach within a reasonable timeframe.

Effective June 19, 2000, Daniel G. Hall joined the company as General Counsel.

Effective June 26, 2000, Robert N. Wood, Jr. joined the company as Vice President-Sales (US).

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein:

27 Financial data schedule

(b) The Company filed a Form 8-K on April 7, 2000, stating that it had completed the sale of 1,313,500 shares of its common stock at a price of $35.00 per share to a group of Institutional Investors (the "Investors") which resulted in gross proceeds to the Company of approximately $46 million. The sale of shares to the Investors was made pursuant to a securities purchase agreement, dated as of March 28, 2000, between the Registrant and the Investors (the "Purchase Agreement"). The Purchase Agreement also provides for the sale to the Investors of 186,500 shares of common stock by selling shareholders comprised of certain directors and executive officers (or their affiliates) of the Registrant. The sale of shares under the Purchase Agreement was exempt from the registration requirements under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation
D. The Purchase Agreement contained customary representations and warranties of the Registrant, the selling shareholders and the Investors.

      Contemporaneously with the execution of the Purchase Agreement, the Registrant and the Investors entered into a registration rights agreement, dated as of March 28, 2000 (the "Registration Rights Agreement"). The Registration Rights Agreement provided, among other things, that the Registrant would file a registration statement covering the resale of the shares sold under the Purchase Agreement within 15 business days from the closing. The Registration Rights Agreement also grants piggyback registration rights to the Investors in the event that the registration statement covering resale of the shares sold under the Purchase Agreement is not effective and the Registrant subsequently files a registration statement for itself, or for the account of others, during the period set forth therein.

The Company filed a Form 8-K on April 19, 2000 stating that it issued a press release announcing that it had submitted a Premarket Approval (PMA) application to the U.S. Food and Drug Administration for its Beta-Cath(TM) System.

The Company filed a Form 8-K on May 2, 2000 stating that it issued a press release announcing its financial results for the three months ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      NOVOSTE CORPORATION


August 14, 2000                       /s/ Edwin B. Cordell, Jr.
-------------------                   ------------------------------------------
Date                                  Edwin B. Cordell, Jr.
                                      Vice President - Finance,
                                      Chief Financial Officer
                                      (Principal Financial & Accounting Officer)

EXHIBIT INDEX

Exhibit
 Number                     Exhibit Description
--------                    -------------------

  27            Financial data schedule