Form 10-Q
period 2000-09-30
NOVOSTE CORP /FL/
filed 2000-11-14
CIK 1012131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the quarterly period ended September 30, 2000.

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

As of October 25, 2000 there were 16,069,264 shares of the Registrant's Common Stock outstanding.

Exhibit Index on page: 27

                               NOVOSTE CORPORATION

                                    FORM 10-Q

                                      INDEX

PART I. FINANCIAL INFORMATION                                           PAGE NO.
                                                                        --------

    Item 1. Consolidated Financial Statements

            Consolidated Balance Sheets as of September 30, 2000
              (unaudited) and December 31, 1999                                3

            Consolidated Statements of Operations (unaudited) for
              the three and nine months ended September 30, 2000
              and 1999                                                         4

            Consolidated Statements of Cash Flows (unaudited) for
              the nine months ended September 30, 2000 and 1999                5

            Notes to Unaudited Consolidated Financial Statements             6-7

    Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           8-23

    Item 3. Quantitative and Qualitative Disclosures About Market
              Risk                                                            24

PART II. OTHER INFORMATION

    Item 2. Changes in Securities and Use of Proceeds                         25

    Item 4. Submission of Matters to a Vote of Security Holders            25-26

    Item 5. Other Information                                                 26

    Item 6. Exhibits and Reports on Form 8-K                               26-27

SIGNATURES                                                                    28

EXHIBIT INDEX                                                                 29

                               NOVOSTE CORPORATION

                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                     September 30,     December 31,
                                                                          2000             1999
                                                                      (Unaudited)
Assets
Current assets:
     Cash and cash equivalents                                       $  49,196,757    $   7,091,025
     Short-term investments                                             21,730,604       34,332,667
     Accounts receivable, net                                            2,206,105          968,804
      Inventory                                                          1,159,356        1,783,327
      Prepaid expenses                                                     595,223          216,742
                                                                     -------------    -------------
Total current assets                                                    74,888,045       44,392,565
                                                                     -------------    -------------
Property and equipment, net                                              5,350,770        3,509,203
Radiation and transfer devices                                           3,487,086          730,654
Other assets                                                               651,965          734,980
                                                                     -------------    -------------
Total assets                                                         $  84,377,866    $  49,367,402
                                                                     =============    =============

Liabilities and Shareholders' Equity
Current Liabilities:
     Accounts payable                                                $   2,842,416    $   1,112,678
     Accrued expenses and taxes withheld                                 4,751,312        5,189,880
     Unearned revenue                                                      300,482               --
                                                                     -------------    -------------
Total current liabilities                                                7,894,210        6,302,558
                                                                     -------------    -------------

Shareholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
           no shares issued and outstanding                                     --               --
     Common stock, $.01 par value, 25,000,000 shares authorized;
           16,068,014 and 14,201,632 shares issued, respectively           160,680          142,016
     Additional paid-in-capital                                        184,491,929      128,182,542
     Accumulated other comprehensive (loss) income                        (289,525)          57,722
     Accumulated deficit                                              (106,234,071)     (83,201,214)
                                                                     -------------    -------------
                                                                        78,129,013       45,181,066
     Less treasury stock, 5,780 shares of common stock at cost             (23,840)         (23,840)
     Unearned compensation                                              (1,621,517)      (2,092,382)
                                                                     -------------    -------------
Total shareholders' equity                                              76,483,656       43,064,844
                                                                     -------------    -------------
Total liabilities and shareholders' equity                           $  84,377,866    $  49,367,402
                                                                     =============    =============

                               NOVOSTE CORPORATION

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Three months ended             Nine months ended
                                                  September 30,                  September 30,
                                              2000            1999            2000           1999
                                         ----------------------------    ----------------------------

Net sales                                $  1,445,527    $    566,872    $  3,583,575    $  1,204,699
Cost of sales                                 977,146         539,777       2,594,894       1,216,943
                                         ------------    ------------    ------------    ------------
Gross margin                                  468,381          27,095         988,681         (12,244)
                                         ------------    ------------    ------------    ------------

Operating Expenses:
   Research and development                 5,248,267       6,115,556      13,974,188      17,950,943
   Sales and marketing                      3,171,584       1,678,437       8,528,790       4,519,703
   General and administrative               1,855,862         917,379       4,271,017       2,731,284
                                         ------------    ------------    ------------    ------------
Total operating expenses                   10,275,713       8,711,372      26,773,995      25,201,930
                                         ------------    ------------    ------------    ------------

Loss from operations                       (9,807,332)     (8,684,277)    (25,785,314)    (25,214,174)
                                         ------------    ------------    ------------    ------------

Interest income                             1,102,550         618,007       2,752,457       1,647,630
                                         ------------    ------------    ------------    ------------
Net loss                                 $ (8,704,782)   $ (8,066,270)   $(23,032,857)   $(23,566,544)
                                         ============    ============    ============    ============
Net loss per share - basic and diluted   $       (.54)   $       (.57)   $      (1.50)   $      (1.79)
                                         ============    ============    ============    ============
Weighted average shares outstanding -
basic and diluted                          16,005,921      14,134,862      15,382,341      13,170,928
                                         ============    ============    ============    ============

See accompanying notes.

                               NOVOSTE CORPORATION

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              For the nine months
                                                              ended September 30,

                                                             2000            1999
                                                        ------------    ------------
Cash flows from operating activities
Net loss                                                $(23,032,857)   $(23,566,544)
Adjustments to reconcile net loss to net cash used by
  operating activities
    Depreciation and amortization                            961,686         691,546
    Issuance of stock for services or compensation           379,661         348,723
    Amortization of deferred compensation                    470,866         566,177
    Unearned revenue                                         300,482              --
    Allowance for doubtful accounts                          150,000              --
    Changes in assets and liabilities:
      Accounts receivable                                 (1,387,301)     (1,030,448)
      Inventory                                            1,918,758      (1,812,163)
      Prepaid expenses                                      (942,613)       (242,555)
      Accounts payable                                     1,729,740         747,118
      Accrued expenses and taxes withheld                   (438,568)        378,902
      Other                                                 (274,462)         12,215
                                                        ------------    ------------
Net cash used by operations                              (20,164,608)    (23,907,029)
                                                        ------------    ------------
Cash flow from investing activities
Maturity (purchase) of short-term investments             12,602,063     (16,733,724)

Purchase of property and equipment, net                   (2,793,026)     (1,551,206)
Radiation and transfer devices                            (3,487,086)             --
                                                        ------------    ------------
Net cash (used) provided by investing activities           6,321,951     (18,284,930)
                                                        ------------    ------------
Cash flows from financing activities
Proceeds from issuance of common stock                    55,948,389      48,019,016
                                                        ------------    ------------
Net cash provided by financing activities                 55,948,389      48,019,016
                                                        ------------    ------------
Net increase in cash and cash equivalents                 42,105,732       5,827,057
Cash and equivalents at beginning of period                7,091,025       2,352,517
                                                        ------------    ------------
Cash and cash equivalents at end of period              $ 49,196,757    $  8,179,574
                                                        ============    ============

See accompanying notes.

                               NOVOSTE CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

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

The consolidated financial statements include the accounts of Novoste Corporation and its wholly owned subsidiaries incorporated in August 1998 in The Netherlands, in December 1998 in Belgium, in February 1999 in Germany, and in January 2000 in France. Significant intercompany transactions and accounts have been eliminated.

Note 2. Inventories

Inventories are stated at the lower of cost or market. Inventories are comprised of the following:

                                 September 30, 2000         December 31, 1999
                                 ------------------         -----------------
    Finished Goods                      $   120,221               $ 1,381,221
    Work in Process                         480,933                    21,518
    Raw Materials                           558,202                   380,589
                                        -----------               -----------
    Total                               $ 1,159,356               $ 1,783,327
                                        ===========               ===========

Note 3. Radiation and transfer devices

When the Company installs the Beta-Cath(TM) System it retains ownership of the radiation source trains (RSTs) and transfer devices (TDs). During the second quarter of 2000 the Company determined that based upon experience and testing of the RSTs and TDs the estimated useful life of these assets had exceeded one year. Accordingly, the Company has reclassified these assets from inventory to a long-term asset named, radiation and transfer devices. Amortization of the costs of these assets will be over their estimated useful lives (currently estimated at 18 months) and will begin once the Beta-Cath(TM) System is placed into service.

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

Note 6. New Accounting Pronouncements

In December 1999, the SEC isued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." In the quarter ended September 30, 2000, the Company adopted SAB 101, with an effective date of January 1, 2000 and accordingly changed its method of accounting for radiation revenue and the up-front installation fees. Prior to the adoption of SAB 101, the Company recognized all revenue related to the sale of radiation and installation of the Beta-CathTM System upon delivery to the customer. Under SAB 101, the Company recognizes such revenue over the initial twelve-month contract period.

The cumulative effect of the adoption of SAB 101 as of January 1, 2000 was insignificant to the Company's previously reported net loss. However, as a result of the adoption of SAB 101, the Company will recognize revenues and costs of approximately $415,000 in 2000 which were previously recognized in 1999. Revenue which was deferred in the cumulative effect adjustment upon the adoption of SAB 101 and which will be recognized again in 2000 was insignificant in the three months ended September 30, 2000 and approximately $144,000 in the nine months ended September 30, 2000.

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

Overview

Novoste commenced operations as a medical device company in May 1992. Since 1994, we have devoted substantially all of our efforts to developing the Beta-Cath(TM) System, an intraluminal beta radiation catheter delivery system designed to reduce the frequency of restenosis subsequent to percutaneous transluminal coronary angioplasty ("PTCA") as well as other interventional procedures. On November 3, 2000, Novoste received marketing approval for the Beta-Cath(TM) System from the U.S. Food and Drug Administration (FDA) for use in patients suffering from "in-stent restenosis", a condition in which coronary stents become clogged with new tissue growth.

For the period since our capitalization through September 30, 2000 we earned minimal revenues and experienced significant losses in each period. The Company commenced the active marketing of the Beta-Cath(TM) System in Europe in January 1999. We have generated only limited revenue and do not have experience in manufacturing, marketing or selling our products in quantities necessary for achieving profitability. At September 30, 2000 we had an accumulated deficit of approximately $106.2 million. We expect to continue to incur significant operating losses through at least 2001 as we allocate significant resources to increasing our manufacturing operations, both internally and with outside vendors, invest significantly in expanding our sales and marketing efforts in contemplation of U.S. product introduction and market development and increase our administrative activities to support our growth. At the same time we will continue to conduct clinical trials and research and development projects in order to expand the opportunities for our technology.

While the Beta-Cath(TM) System has been approved by the FDA for use in patients suffering from in-stent restenosis, future clinical trials may not demonstrate the safety and effectiveness of other or different applications or utilizations of the product. Additionally, the hospitals and cath labs that will be our customers may not obtain necessary approvals for the Beta-Cath(TM) System from the state or foreign governmental agencies that regulate the medical use of radiation. Our research and development efforts may not be successfully completed. Manufacturing of our products may be delayed by production problems or our vendors may be unable to produce sufficient quantities to meet our needs. We may not successfully introduce the Beta-Cath(TM) System or attract any significant level of market acceptance for the Beta-Cath(TM) System or any other product we develop. We may never achieve significant revenues from sales of our Beta-Cath(TM) System and we may never achieve or sustain profitability.

Our Clinical Trials

In March 2000, we announced results from our STents And Radiation Therapy or START trial, our pivotal clinical trial designed to study the safety and effectiveness of the Beta-Cath(TM) System for treating "in-stent" restenosis. The START trial results showed the following statistically significant results for patients with "in-stent" restenosis treated with the Beta-Cath(TM) System when compared to patients treated with placebo. In those patients treated with the Beta-Cath(TM) System, the rate of restenosis decreased by 66% at the stented portion of the treated artery and by 36% at a longer section of the artery, beyond that treated with radiation or revascularization methods.

Our second pivotal trial, the START 40 Trial, was designed to seek approval for a longer radiation source train, a 40-millimeter source train, compared to the 30-millimeter source train predominantly used in the START Trial. We completed enrollment into the START 40 Trial in October 1999 and released the results of the trial in November, 2000. The data, as also seen in START 30, demonstrated significant reduction in restenosis in patients treated with beta radiation. In those patients treated with the 40-millimeter source train with the Beta-Cath(TM) System, compared to those treated with a placebo, a 63% decrease in the rate of restenosis was observed in the stented portion of the treated artery and a 44% decrease was observed in the longer section of the artery, beyond the area treated with radiation or revascularization methods.

In our third pivotal trial, the Beta-Cath(TM) System Trial, we are seeking to determine the safety and effectiveness of the Beta-Cath(TM) System in conjunction with either stand-alone balloon angioplasty or first-time stent placement performed during the radiation procedure. We completed enrollment in this trial in September 1999, having enrolled 1,456 patients at 59 clinical sites, principally in the United States. We expect to announce the results of this trial in the first quarter of 2001.

On November 3, 2000 the FDA approved the Beta-Cath(TM) System for commercialization in the United States. The Company expects to complete its final preparations and officially launch the 30-millimeter system during the fourth quarter of 2000.

We intend to make an additional submission to the FDA to obtain approval to market the Beta-Cath(TM) System using a 40-millimeter radiation source train. Assuming positive results in the Beta-Cath(TM) System Trial, we intend to make an additional submission to the FDA to obtain approval to market the Beta-Cath(TM) System with the objective of reducing the likelihood of restenosis following stand-alone balloon angioplasty or first-time stent placement.

The Company is dependent upon a successful launch of the Beta-Cath(TM) System in the U.S. A succesful launch may require the FDA to approve additional enhancements and product line extensions and it is uncertain if they would do so. If the Beta-Cath(TM) System is not successfully launched in the U.S., our business, financial condition and results of operations will be materially adversely affected and it could result in cessation of our business.

Results of Operations

Net loss for the three months ended September 30, 2000 was $8,704,782, or $(0.54) per share, as compared to $8,066,270 or $(0.57) per share, for the three months ended September 30, 1999. Net loss for the nine months ended September 30, 2000 was $23,032,857, or $(1.50) per share, as compared to $23,566,544 or
$(1.79) per share, for the year earlier period. The increase in net loss for the three months ended September 30, 2000 compared to the year earlier period was primarily due to higher operating expenses associated with preparation for U.S. market launch of the Beta-Cath(TM) System, in anticipation of FDA approval, and with expanding international sales coverage. The slight decrease in net loss for the nine months ended September 30, 2000 was due to lower clinical trial expenses compared to the year earlier period. This was partially offset by increased sales and marketing expenses related to our U.S. and European Operations during the three and nine month periods ended September 30, 2000.

Net Sales. Net sales of $1,445,527 and $3,583,575 were recognized in the three and nine months ended September 30, 2000 as compared to net revenues of $566,872 and $1,204,699 for the three and nine months ended September 30, 1999, respectively. The increase in net sales is primarily due to the increase in number of active sites and the increase in utilization rates within these sites as compared to the year earlier period. Within Europe, Germany represented 63% of total company revenues in the nine months ended September 30, 2000. Also affecting net sales for the three months ended September 30, 2000 was the current declining position of the Euro as compared to the U.S. dollar. With the exception of the Australian and New Zealand distributors, sales are denominated in Euros. The Euro declined 14% as compared to the year earlier period.

The cumulative effect of the adoption of SAB 101 as of January 1, 2000 was insignificant to the Company's previously reported net loss. However, as a result of the adoption of SAB 101, the Company will recognize revenues and costs of approximately $415,000 in 2000 which were previously recognized in 1999. Revenue which was deferred in the cumulative effect adjustment upon the adoption of SAB 101 and which will be recognized again in 2000 was insignificant in the three months ended September 30, 2000 and approximately $144,000 in the nine months ended September 30, 2000.

On November 3, 2000, the FDA granted marketing approval for the Company's Beta-Cath(TM) System. Novoste will begin marketing the product through its direct sales force immediately. Sales will occur and revenue will be recorded as hospitals and their staffs are licensed and trained and the Beta-Cath System is delivered. The targeted list price for the Beta-Cath(TM) System will be $36,000 for the installation of the system and $2,750 for the catheter. Revenue generated by the installation fees will be amortized in accordance with SAB101 over 12 months. Revenues for catheters will be recognized as shipped. The Company is dependent upon the successful launch of the product to the United States market but there can be no assurance of its acceptance.

Cost of Sales. Cost of sales for the three months ended September 30, 2000 was $977,146 resulting in a gross margin of 32.4%, compared to cost of sales of $539,777 and gross margin of 4.8% for the same period of 1999. Cost of sales was $2,594,894 for the nine months ended September 30, 2000 resulting in a gross margin of 27.6%, compared to cost of sales of $1,216,943 and a negative gross margin of 1.0% for the nine months ended September 30, 1999. The Company's gross margins improved due to increased sales volume and greater productivity in manufacturing operations. Gross margins could remain volatile for the remainder of the year as the Company continues its ramp-up of European production and selling activities and prepares inventory for the U.S. product launch.

Research and Development Expenses. Research and development expenses decreased 14% to $5,248,267 for the three months ended September 30, 2000 from $6,115,556 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, research and development expenses decreased 22% to $13,974,188 from $17,950,943 for the same period a year earlier. These decreases were primarily the result of decreased clinical trial activity related to the completion of patient enrollment in the pivotal trials and the elimination of costs associated with enrollment, the largest of which is the costs of supplying product to clinical sites. Research and development expenses will be favorably impacted by the recent approval of the Beta-Cath(TM) System.

Sales and Marketing Expenses. Sales and marketing expenses increased 89% to $3,171,584 for the three months ended September 30, 2000 from $1,678,437 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, sales and marketing expenses were $8,528,790 as compared to $4,519,703 for the nine months ended September 30, 1999, an increase of 89%. These increases were primarily the result of higher personnel, trade show, consulting and promotional literature costs associated with marketing the Company's product on a direct basis in Europe and the ramp-up of activities in anticipation of a U.S. market launch. The Company expects sales and marketing expenses to increase significantly in the future as direct distribution is expanded in Europe. The Company also anticipates that it will continue to incur significant expenses in recruiting, training and retaining a U.S. sales force in the fourth quarter of 2000.

General and Administrative Expenses. General and administrative expenses for the three and nine months ended September 30, 2000 were $1,855,862 and $4,271,017 as compared to the three and nine months ended September 30, 1999 of $917,379 and $2,731,284, an increase of 102% and 56%, respectively. This increase for the three and nine month periods was primarily the result of additional management personnel, higher salaries and the increase in infrastructure (accounting, information systems, human resources and benefits) to support a commercial company. The Company expects general and administrative expenses to continue to increase in the future in support of a higher level of operations.

Interest Income. Net interest income increased 78% to $1,102,550 for the three months ended September 30, 2000 from $618,007 for the three months ended September 30, 1999. The nine months ended September 30, 2000 recognized net interest income of $2,752,457 as compared to $1,647,630 for the same period in 1999, an increase of 67%. The increase in interest income for the quarter and the year-to-date was primarily due to the increase in average cash equivalent and short-term investment balances arising from the private placement equity offering in March and April 2000, as well as an increase in cash on hand due to a large number of stock option exercises at the end of June, 2000.

Liquidity and Capital Resources

During the nine months ended September 30, 2000 and 1999 the Company used cash to fund operations of $20.2 million and $23.9 million, respectively. At September 30, 2000 the Company had commitments to purchase $7.5 million in inventory components of the Beta-Cath(TM) System over the next year. In addition, on October 14, 1999 the Company signed a development and manufacturing supply agreement with AEA Technologies QSA GmbH for a second source of radioisotope supply and for the development of a smaller diameter source. This agreement provides for the construction of a production line over the period October 1, 1999 to February 2001. The cost of this production line is estimated at $4.0 million and is being paid by the Company as construction progresses. Through September 30, 2000, the Company has paid $1,412,000 towards this commitment. Because of the development, manufacturing scale-up and commercialization of the Beta-Cath(TM) System, Novoste's future cash needs for operating and investing activities are anticipated to be higher than historical levels subject to the factors discussed below.

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

On April 7, 2000 we completed a private placement offering, in which we sold 1,463,500 shares of our common stock at $35.00 per share. The placement raised net proceeds of approximately $49 million, of which $5 million was received during the second quarter. After the offering, we had 15.85 million shares of common stock outstanding. The Company also received approximately $2 million for the quarter and $7 million for the nine month period ending September 30, 2000 from the exercise of stock options.

The Company's principal source of liquidity at September 30, 2000 consisted of cash, cash equivalents and short-term investments of $70.9 million. The Company did not have any credit lines available or outstanding borrowings at September 30, 2000.

The Company anticipates that its operating losses will continue through at least 2001 as it expends substantial resources as it continues to expand sales and marketing activities. We believe that our existing capital resources will be sufficient to fund the company through the second quarter of 2002, but those resources may prove insufficient. The Company's future liquidity and capital requirements will depend upon numerous factors, including, among others: the progress of the Company's clinical research and product development programs; the receipt of and the time required to obtain regulatory clearances and approvals; the resources required to gain approvals; the resources the Company devotes to the development, manufacture and marketing of its products; the resources required to hire and develop a direct sales force in the United States and in the larger markets of Europe, develop distributors internationally, and to expand manufacturing capacity; and market acceptance and demand for its products. Novoste may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional financing, if required, may not be available on satisfactory terms, or at all.

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

CERTAIN FACTORS THAT MAY IMPACT FUTURE OPERATIONS

We depend on the successful development and commercialization of the Beta-Cath(TM) System.

We have not yet successfully commercialized any product in the United States and have only started to actively sell the Beta-Cath(TM) System in Europe, the Middle East and certain Asian and Pacific Rim countries in 1999. We anticipate that for the foreseeable future we will be solely dependent on the successful development and commercialization of the Beta-Cath(TM) System. Our failure to commercialize the Beta-Cath(TM) System would have a material adverse effect on our business, financial condition and results of operations.

The Beta-Cath(TM) System received FDA approval for the 30 millimeter system on November 3, 2000, however, we may be unable to:

      o manufacture the Beta-Cath(TM) System in commercial quantities at acceptable costs;

      o gain any significant degree of market acceptance of the Beta-Cath(TM) System among physicians, patients and/or health care payors; or

      o broaden the Beta-Cath(TM) System marketability by obtaining approval for additional applications of our product

      o demonstrate that the Beta-Cath(TM) System is an attractive and cost-effective alternative or complement to other procedures, including coronary stents, competing vascular brachytherapy devices, or other competitive technologies.

Commercialization of the Beta-Cath(TM) System in Europe is subject to certain additional risks. Physicians in Europe are generally less receptive to and slower to adopt new medical devices and technologies than physicians in the United States due to various factors, including the influence of national health care policies and reimbursement strategies of health care payers. We may never achieve significant revenue from sales in Europe or ever achieve or sustain profitability in our European operations. Our sales in selected European countries and several other countries aggregated approximately $1.8 million in 1999 and approximately $3.2 million in the first nine months of 2000.

We have a limited operating history; we have a history of losses and expect future losses through at least the year 2001.

We have a limited history of operations. Since we commenced operations in May 1992, we have been primarily engaged in developing and testing our Beta-Cath(TM) System. We have generated only limited revenue and do not have experience in manufacturing, marketing or selling our products in quantities necessary for achieving profitability.

At September 30, 2000 we had accumulated a deficit of approximately $106.2 million since commencing operations in 1992. The commercialization of the Beta-Cath(TM) System and other new products, if any, will require substantial additional development, clinical, regulatory, manufacturing, sales and marketing and other expenditures. We expect our operating losses to continue through at least 2001 as we continue to expand our product development, clinical trials and marketing efforts. We may never:

      o achieve commercial success in the sale of the Beta-Cath(TM) System or any other product in any countries in which we have received the necessary governmental approvals to market these products; or

      o     achieve or sustain profitability.

United States Pre-Market Approvals

On November 3, 2000, we received marketing approval from the FDA for the Beta-Cath(TM) System. This approval limits our ability to promote the Beta-Cath(TM) System for use with patients who are being treated for "in-stent" restenosis in a single coronary artery with a 30-millimeter radiation source train. In order to market the Beth-Cath(TM) System with a 40-millimeter radiation source train, we will likely be required to demonstrate to the FDA through the START 40 Trial that the Beth-Cath System with the longer source train is safe and effective. In order to market the Beta-Cath(TM) System for a broader range of patients, we will seek to expand the indications for which the Beta-Cath(TM) System can be marketed to include patients receiving stand-alone balloon angioplasty or first-time stent placement. Even if we receive approval based on the results of the Beta-Cath(TM) System Trial, we would be limited to promoting the Beta-Cath(TM) System for use with patients who are being treated for one lesion in a single coronary artery following stand-alone balloon angioplasty or stent placement. In order to market the Beta-Cath(TM) System for use with (1) further product design enhancements, such as varying lengths of the radiation source train or modifications to the catheter or (2) with a broader range of indications, we will likely be required to demonstrate to the FDA through additional clinical trials that the Beta-Cath(TM) System is safe and effective with such product design enhancement(s) or in treating a broader range of indications and the FDA must approve a pre-market approval application, application amendment or application supplement covering the product design enhancement(s) or the broader range of indications for the device.

Foreign Pre-Market Approvals

Sales of the Beta-Cath(TM) System outside the United States are subject to regulatory requirements that vary widely from country to country but generally include pre-marketing governmental approval. The time required to obtain approval for sale in foreign countries may be longer or shorter than required for FDA approval, and the requirements for the conduct of clinical trials, marketing authorization, pricing and reimbursement differ from those in the United States. Moreover, the export of medical devices from the United States must be in compliance with FDA regulations. In August 1998 we qualified to apply CE marking to the Beta-Cath(TM) System, a requirement necessary to sell our device in most of Western Europe. We are subject to continuing audit and reporting requirements related to this marking. We may be delayed or precluded from marketing the Beta-Cath(TM) System in other foreign countries. Foreign pre-market and other regulatory approvals of the Beta-Cath(TM) System, if granted, may include significant limitations on the indicated uses for which the device may be marketed.

Approvals to Use, Handle and Transfer Radioactive Materials

Our business involves the import, export, manufacture, distribution, use and storage of Strontium-90 (Strontium/Yttrium), the beta-emitting radioisotope utilized in the Beta-Cath(TM) System 's radiation source train. Accordingly, manufacture, distribution, use and disposal of the radioactive material used in the Beta-Cath(TM) System in the United States will be subject to federal, state and/or local rules relating to radioactive material. Recently, the State of Georgia Department of Natural Resources (DNR) issued a sealed source and device registration certificate for the Company's Beta-Cath(TM) System, allowing it to be listed on the Nuclear Regulatory Commission's Sealed Source and Device Registry. The Company anticipates that the DNR will authorize Novoste to commercially distribute our radiation sources to licensed recipients in the United States. In addition, we must comply with NRC, Georgia and United States Department of Transportation regulations on the labeling and packaging requirements for shipment of radiation sources to hospitals or other users of the Beta-Cath(TM) System. Further, hospitals and/or physicians in the United States may be required to amend their radiation licenses to hold, handle and use Strontium-90 prior to receiving and using our Beta-Cath(TM) System.

The distribution and use of the Beta-Cath(TM) System outside the United States is subject to radiation regulatory requirements that vary from country to country and sometimes vary within a given country. Generally, each country has a national regulatory agency responsible for regulating the safe practice and use of radiation in its jurisdiction. In addition, each hospital desiring to use the Beta-Cath(TM) System is generally required to amend its license to store, handle and receive the Strontium-90 sources in our device. Generally, these licenses are specific to the amount and type of radioactivity utilized. In addition, generally the use of a radiation source by a physician, either for a diagnostic or therapeutic application, also requires a license, which again is specific to the isotope and the clinical application.

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

Competition in the medical device industry, and specifically the markets for cardiovascular devices, is intense and characterized by extensive research and development efforts and rapidly advancing technology. New developments in technology could render vascular brachytherapy generally or the Beta-Cath(TM) System in particular noncompetitive or obsolete.

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

Also on November 3, 2000, the FDA approved Johnson & Johnson CHECKMATE(TM) System, a gamma radiation vascular brachytherapy device. Johnson & Johnson will compete directly with Novoste for market accetance of vascular brachytherapy and has substantially greater capital resources and greater resources and experience at introducing new products than does Novoste. We may not be able to compete effectively against Johnson & Johnson.

Manufacturers of stents include Johnson & Johnson, Medtronic, Inc., Guidant Corporation and Boston Scientific Corporation. Stent manufacturers often sell many products used in the cardiac catheterization labs, commonly referred to as cath labs, and as discussed below, certain of these companies are developing vascular brachytherapy devices. Many of these same companies and others are researching coatings and treatments to coronary stents that could reduce restenosis and would possibly be more acceptable to a medical community already experienced at using stents. Recently, results from early non-randomized trials were reported as eliminating restenosis. Extensive clinical trials will need to be completed in order to confirm these early results, however positive information from these trials could have a negative impact on the Company's stock price and the ultimate acceptability of vascular brachytherapy.

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

Limitations on third-party reimbursement for the Beta-Cath(TM) System currently exist and may continue.

The Beta-Cath(TM) System, where approved for commercial sale, will be sold primarily to hospitals. Hospitals and physicians bill various third-party payors, such as government health programs, private health insurance plans, managed care organizations and other similar programs, for the health care services provided to their patients.

When we begin marketing the Beta-Cath(TM) System in the United States, third-party payors may not cover procedures using the Beta-Cath(TM) System or, if covered, third-party payors may place certain restrictions on the circumstances in which coverage will be available. In addition, payors may deny reimbursement if they determine a product was not used in accordance with established payor protocol regarding cost-effective treatment methods or was used for an unapproved indication. Third-party payors are increasingly challenging the prices charged for medical products and services and, in some instances, have put pressure on medical device suppliers and health care providers to lower their prices. We are unable to predict what changes third-party health care payors will make in their reimbursement methodologies. Third-party payors or health care providers may not consider the Beta-Cath(TM) System cost-effective and may not reimburse for its usage or, if they do, may reimburse at levels that adversely affect its market acceptance and our ability to sell the Beta-Cath(TM) System on a profitable basis.

The cost of health care has risen significantly over the past decade, and legislators, regulators, third-party payors and health care providers have made and may continue to make proposals to curb these costs. Failure by hospitals and physicians to obtain reimbursement from third-party payors, changes in third-party payors' policies toward reimbursement for the Beta-Cath(TM) System or legislative action could have a material adverse effect on our business, financial condition and results of operations.

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

The market acceptance of vascular brachytherapy and the Beta-Cath(TM) System is uncertain.

Even if we obtain additional regulatory approvals and reimbursement from third party payors for the use of the Beta-Cath(TM) System, our device may not gain any significant degree of market acceptance among physicians and patients. Vascular brachytherapy is a new treatment method and has not been used to any significant extent by physicians outside the context of clinical trials. We believe that physicians' acceptance of vascular brachytherapy generally and the Beta-Cath(TM) System in particular will be essential for our operations and we may not obtain this acceptance. Even if we establish clinical effectiveness of the Beta-Cath(TM) System, cardiologists, radiation oncologists and other physicians may elect not to recommend vascular brachytherapy generally or the Beta-Cath(TM) System in particular. Even if recommended, physicians may not utilize the Beta-Cath(TM) System in a sufficient number of procedures to generate significant revenues or to enable us to operate profitably. In addition, market acceptance of our device could be hindered because using the Beta-Cath(TM) System currently requires the participation not only of an interventional cardiologist, but also a radiation oncologist appropriately credentialed to administer the radiation therapy.

We depend on the protection provided by our issued patent and pending patent applications, which may be challenged.

With respect to the Beta-Cath(TM) System and components thereof, we received United States Patent No. 5,683,345 on November 4, 1999, United States Patent No. 5,899,882 (which is jointly owned by us and Emory University) on May 4, 1999, and United States Patent No. 6,013,020 on January 11, 2000. We also have filed a related United States continuation application, and have several additional United States applications pending covering aspects of our Beta-Cath(TM) System. With respect to United States Patent Nos. 5,683,345; 5,899,882; and 6,013,020 and our other pending United States patent applications, we have filed, or will file in due course, counterpart applications in the European Patent Office and certain other countries.

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

The United States Patent and Trademark Office later reexamined the Dake patent. In the reexamination proceeding some of the patent claims were amended and new claims were added. We have concluded, based upon advice of patent counsel, that our Beta-Cath(TM) System does not infringe any claim of the Dake patent as reexamined.

In May 1997 Guidant acquired NeoCardia together with the rights under the Dake patent. We believe that Guidant and Johnson & Johnson have entered into a cross-licensing arrangement that includes the use of the Dake patent. Guidant and Johnson & Johnson are attempting to develop and commercialize products that may compete with the Beta-Cath(TM) System and both of those companies have significantly greater capital resources than we do. Guidant or, if permitted by the cross-licensing arrangement with Guidant, Johnson & Johnson may sue for patent infringement in an attempt to obtain damages from us and/or injunctive relief restraining us from commercializing the Beta-Cath(TM) System in the United States. If Guidant or Johnson & Johnson were successful in any such litigation, we might be required to obtain a license under the Dake patent to market the Beta-Cath(TM) System in the United States, if such license were available, or be prohibited from selling the Beta-Cath(TM) System in the United States. Any of these actions could have a material adverse effect on our business, financial condition and results of operations, or could result in cessation of our business.

We have two versions of our delivery catheter: a "monorail" or "rapid exchange" catheter and an "over the wire" catheter. Certain United States patents held by Guidant and Boston Scientific Corporation cover "rapid exchange" catheters. Guidant has recently cross-licensed its patents to Johnson & Johnson. We are currently investigating the feasibility of using the "distal monorail" version of our delivery catheter in the United States without infringing the valid patent rights of others. We may not be able to sell the "distal monorail" version in the United States without a license of third party patent rights and such a license may not be available to us on favorable terms, or at all. If we decide to proceed with the "distal monorail" version of our catheter in the United States, we may be sued for patent infringement in an attempt to obtain damages from us and/or injunctive relief restraining us from commercializing the "distal monorail" version in the United States. If we were unsuccessful in any such litigation, we might be required to obtain a license, if such license were available, or be prohibited from selling the "distal monorail" version of our catheter in the United States. Any of these events could have a material adverse effect on our business, financial condition and results of operations, or could result in cessation of our business.

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

We also have uncertainties with respect to the secrecy of pending patent applications filed by others, potential loss of some of our patent and proprietary rights relating to the Beta-Cath(TM) System in the event of our failure to pay royalties to Emory University, and potential damages that we could suffer through the unauthorized disclosure of information that is proprietary or confidential to us.

Since the Beta-Cath(TM) System utilizes radioactive materials, our activities are subject to various safety regulations.

Because our business involves the import, export, manufacture, distribution, use and storage of Strontium-90, our activities and those of our suppliers and distributors, as well as those of the hospitals and physicians that utilize the Beta-Cath(TM) System, must comply with extensive state and federal radiation safety regulations in the United States and similar laws in other countries. Violations of these regulations and laws by us or our suppliers or distributors, or any malfunctions of our device or errors by hospitals and physicians in administering treatment, could result in accidental contamination or injury, as well as unexpected remedial costs and penalties. Any such violation or incident could adversely impact the market for our device or lead to suspension of our trials or cessation of sales of the Beta-Cath(TM) System. Regulatory enforcement action such as civil penalties or license suspension or revocation could likewise lead to suspension of our trials or cessation of sales. In addition, because vascular brachytherapy in coronary arteries is a new treatment, any similar regulatory violations or incidents involving our competitors could delay or erode acceptance of the therapy among physicians and patients and could reduce the likelihood of regulatory approval of vascular brachytherapy devices generally.

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

We depend on third party suppliers for a substantial part of the components of our Beta-Cath(TM) System and the failure of these suppliers to deliver acceptable quality components in a timely manner could affect our ability to manufacture our Beta-Cath(TM) System.

We currently rely on third party manufacturers for the supply of the hand-held transfer device, one version of the catheter and other components of our Beta-Cath(TM) System. The supply of these components requires a long lead time. In addition, we could not quickly establish additional or replacement suppliers or internal manufacturing capabilities for these components. An existing vendor's failure to supply components of acceptable quality in a timely manner or our inability to obtain these components on a timely basis from another supplier could have a material adverse effect on our ability to manufacture and therefore market the Beta-Cath(TM) System.

We have limited sales, marketing and distribution experience which may affect our ability to successfully commercialize the Beta-Cath(TM) System.

At the present we have limited sales and marketing experience in the United States. We have recruited a qualified and experienced field sales and sales management organization and intend to sell our products directly in the United States through that organization. However, we may be unable to successfully commercialize the Beta-Cath(TM) System in the United States with that sales organization. We have staffed an organization in Europe, generally using a direct sales force for the larger European markets and independent distributors in other European markets. We also utilize independent distributors in several countries in the Far East and the Middle East as well as in India. The inability to recruit or retain suitable international distributors could also have a material adverse effect on our business, financial condition and results of operations.

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

To date, we have not yet successfully commercialized the Beta-Cath(TM) System, and our manufacturing activities have consisted of producing small quantities of our products for use in clinical trials and our initial product launch in Europe and several other foreign countries. To achieve profitability, the Beta-Cath(TM) System must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. Production in commercial quantities will require us to expand our manufacturing capabilities and to hire and train additional personnel. We have no experience in manufacturing our products in commercial quantities. We may encounter difficulties in scaling up production, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. Difficulties encountered in manufacturing scale up could have a material adverse effect on our business, financial condition and results of operations. Future manufacturing difficulties, which could have a material adverse effect on our business, financial condition and results of operations, may occur.

We may not be able to obtain adequate funding for the development of our business in the future.

We anticipate that our losses will continue through at least the year 2001 as we expend substantial resources to fund clinical trials in support of regulatory approvals, continue development of the Beta-Cath(TM) System and commercialize our product in Europe, several other foreign countries and in the United States. Our future liquidity and capital requirements will depend upon numerous factors, including:

      o the progress of our clinical research and product development programs;

      o the receipt of and the time required to obtain regulatory approvals and clearances;

      o     the resources required to gain approvals;

      o the resources we devote to the development, manufacture and marketing of the Beta-Cath(TM) System;

      o the resources needed to expand manufacturing capacity and facilities requirements; and

      o     market acceptance and demand for the Beta-Cath(TM) System.

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

The use of the Beta-Cath(TM) System entails an inherent risk of adverse effects which could result in product liability claims against us. We may not have sufficient resources to satisfy any liability resulting from any such claims. We maintain product liability insurance with coverage of an annual aggregate maximum of $8 million. There can be no assurance that product liability claims will not exceed the insurance coverage limits, that the insurance will continue to be available on commercially reasonable terms or at all, or that a product liability claim would not materially adversely affect our business, financial condition or results of operations.

The loss of senior management or other key personnel could materially adversely affect our business, financial condition and results of operation.

Our business and future operating results depend in significant part upon the continued contributions of our key technical personnel and senior management, many of whom would be difficult to replace. Our business and future operating results depend, in part, upon our ability to attract and retain qualified management regulatory, clinical, manufacturing, technical, marketing, sales and support personnel for our operations. Competition for such personnel is intense, and we may not succeed in attracting or retaining such personnel. The loss of key employees, the failure of any key employee to perform adequately or our inability to attract and retain skilled employees, as needed, could materially adversely affect our business, financial condition and results of operations.

The price of our stock is subject to volatility and fluctuations and will depend on operating results.

Specific factors relating to our business or broad market fluctuations may materially adversely affect the market price of our common stock. The trading price of our common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations, new products or clinical data announced by us or our competitors, governmental regulatory action, developments with respect to patents or proprietary rights, general conditions in the medical device or cardiovascular device industries, changes in earnings estimates by securities analysts, or other events or factors, many of which are beyond our control. In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many medical device companies and which have often been unrelated to the operating performance of such companies. Our revenue or operating results in future quarters may be below the expectations of securities analysts and investors. In such an event, the price of our common stock would likely decline, perhaps substantially. During the twelve month period ended October 23, 2000, the closing price of our common stock ranged from a high of $61.00 per share to a low of $11.00 per share and ended that period at $24.94per share.

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

                                                                                             Fair Value
(in thousands)                    2000        2001      2002     2003     2004      Total     9/30/00
-------------------------------------------------------------------------------------------------------
Assets:
Cash equivalents
  Fixed rate                   $ 43,963    $     --    $   --   $   --   $   --   $ 43,963   $ 43,963
  Average interest rate            6.47%

Held to Maturity investments
  Fixed rate                      3,590      18,141        --       --       --     21,731     21,731
  Average interest rate            6.49%       6.76%

Total cash equivalents
 and investments
  Securities                     47,553      18,141        --       --       --     65,694     65,694
  Average interest rate            6.47%       6.76%

Foreign Currency Risk

International revenues from the Company's foreign direct sales and distributor sales comprised 88% of total revenues for the three month period ended September 30, 2000. With the exception of the Australian and New Zealand distributors, sales are denominated in Euros. The Company experienced an immaterial amount of transaction gains and losses through the nine month period ending September 30, 2000. The Company is also exposed to foreign exchange rate fluctuations as the financial results of its Belgian, German, Dutch, and French subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The net effect of foreign exchange rate fluctuations on the Company during the three month period ending September 30, 2000 was not material.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

      None

Item 6. Exhibits and Reports on Form 8-K

(a)   The following exhibits are included herein:

      27    Financial data schedule

The Company filed a Form 8-K on September 12, 2000 stating that it issued a press release announcing that its Beta-Cath(TM) System had been unanimously recommended for approval by the Circulatory System Devices Panel of the Food and Drug Administration Medical Devices Advisory Committee.

The Company filed a Form 8-K on October 17, 2000 stating that it issued a press release announcing that it had received a letter from the U.S. Food and Drug Administration stating that its Beta-Cath System is approvable. The Company also announced the dates when results of various clinical trials would be announced at scientific meetings. In the same Form 8-K, the Company stated that on October 17, 2000 it had issued a press release announcing the third quarter 2000 financial results.

The Company filed a Form 8-K on October 19, 2000 stating that it had issued a press release announcing that interim results of the Registrant's START 40 Trial were presented at the Transcatheter Cardiovascular Therapeutics (TCT) conference in Washington, D.C.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      NOVOSTE CORPORATION


November 14, 2000                     /s/ Edwin B. Cordell, Jr.
-----------------                     ------------------------------------------
Date                                  Edwin B. Cordell, Jr.
                                      Vice President - Finance,
                                      Chief Financial Officer
                                      (Principal Financial & Accounting Officer)

EXHIBIT INDEX

Exhibit
Number      Exhibit Description
-------   -----------------------

27        Financial data schedule