Form 10-K
period 2000-12-31
NOVOSTE CORP /FL/
filed 2001-04-02
CIK 1012131

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   Form 10-K

 X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---
       EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
___    OF 1934. FOR THE TRANSITION PERIOD _______ TO _______.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes ___ No ___

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( ).

As of February 28, 2001, there were 16,100,165 shares of Common Stock outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $539,355,528 based upon the closing sales price of the Common Stock on February 28, 2001 on the Nasdaq National Market. Shares of Common Stock held by each officer, director, and holder of five percent or more of the Common Stock outstanding as of February 28, 2001 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders, which the Registrant intends to file not later than 120 days following December 31, 2000, are incorporated by reference to Part III of this Form 10-K Report.

                              NOVOSTE CORPORATION
                                   FORM 10-K
                                     INDEX

                                    PART I.

Item 1.   Business....................................................   3

Item 2.   Properties..................................................  20

Item 3.   Legal Proceedings...........................................  20

Item 4.   Submission of Matters to a Vote of Security Holders.........  20

Item 4a.  Executive Officers of the Registrant........................  20

                                PART II.

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................  21

Item 6.   Selected Consolidated Financial Data........................  21

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................  22

Item 7a.  Quantitative and Qualitative Disclosures About
          Market Risk.................................................  26

Item 8.   Consolidated Financial Statements and Supplementary
          Data........................................................  27

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.........................  27


                                PART III.

Item 10.  Directors and Executive Officers of The Registrant..........  28

Item 11.  Executive Compensation......................................  28

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management..............................................  28

Item 13.  Certain Relationships and Related Transactions..............  28

                                PART IV.

Item 14.  Exhibits, Consolidated Financial Statement
          Schedules, and Reports on Form 8-K..........................  29

PART I

Item 1. BUSINESS

    In this Form 10-K, "Novoste," the "Company," "we," "us" and "our" refer to Novoste Corporation. Novoste(R), Beta-Cath(TM) and the Novoste(R) logo are trademarks of the Company.

GENERAL

    Novoste has developed the Beta-Cath(TM) System, a hand-held device to deliver beta, or low penetration, radiation to the site of a treated blockage in a coronary artery to decrease the likelihood of restenosis. Restenosis, the renarrowing of a previously treated artery, is the major limitation of percutaneous coronary intervention or PTCA, a procedure used by interventional cardiologists to open blocked coronary arteries. In August 1998, we qualified to apply CE marking to the Beta-Cath(TM) System, a requirement to sell our device in most of Western Europe and commenced the active marketing of our device in Western Europe in January, 1999. On November 3, 2000, Novoste received U.S. marketing approval from the FDA for the Beta-Cath(TM) System (30-millimeter source train) for use in patients suffering from "in-stent restenosis", a condition in which previously placed coronary stents become clogged with new tissue growth. We are also seeking approval from the FDA to market the Beta-Cath(TM) System using a 40-millimeter source train and anticipate receiving approval in the second quarter of 2001.

    In 2000 physicians performed approximately 800,000 PTCA procedures in the United States and approximately 600,000 PTCA procedures abroad. Studies have shown that 30% to 50% of patients experience restenosis within six months after PTCA. Restenosis often requires one or more additional revascularization procedures to reopen blocked vessels. These procedures include PTCA, which has an average cost of $20,000 in the United States, and coronary artery bypass graft surgery, or CABG, which has an average cost of $45,000 in the United States. It is estimated that more than $3.0 billion is spent annually in the United States on revascularization procedures.

    In response to the high rates of restenosis following PTCA, the placement of coronary stents, metal implants that prop open a coronary artery, has grown rapidly. In 2000, stents were used in approximately 75% of all PTCA procedures performed worldwide and on average added over $2,000 to the cost of each PTCA procedure. However, studies have shown that restenosis still occurs in approximately one-third of the patients who receive stents. This is commonly referred to as "in-stent" restenosis. Patients with "in-stent" restenosis often experience recurrent restenosis and as a result are prone to multiple revascularization procedures. Data from our START Trial demonstrate that the Beta-Cath(TM) System is safe and effective in treating patients with in-stent restenosis and this supported our marketing approval from the FDA in late 2000.

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

    Coronary Artery Bypass Graft Surgery. Coronary artery bypass graft surgery, or CABG, was introduced as a treatment for coronary artery disease in the 1950's. CABG is a highly invasive, open surgical procedure in which blood vessel grafts are used to bypass the site of a blocked artery, thereby restoring blood flow. CABG, still considered the most durable treatment for coronary artery disease, is generally the primary treatment for severe coronary artery disease involving multiple vessels. In addition, CABG is often a treatment of last resort for patients who have undergone other less invasive procedures like PTCA but require revascularization. However, CABG has significant limitations, including medical complications such as stroke, multiple organ dysfunction, inflammatory response, respiratory failure and post-operative bleeding, each of which may result in death. In addition, CABG is a very expensive procedure and requires a long recovery period. In the United States, the average cost of undergoing CABG, including hospital stay, is approximately $45,000; and the average recuperation period following discharge from the hospital is at least four to six weeks. In 2000, approximately 400,000 CABG procedures were performed in the United States. Several new minimally invasive surgical techniques have been commercialized which attempt to lessen the cost and trauma of CABG procedures while maintaining efficacy.

    PTCA. Since its introduction in the late 1970s, PTCA has emerged as the principal less invasive alternative to CABG. PTCA is a procedure performed in a cath lab by an interventional cardiologist. During PTCA, a guidewire is inserted into a blood vessel through a puncture in the leg (or arm, in some cases) and guided through the vasculature to a diseased site in the coronary artery. A balloon-tipped catheter is then guided over the wire to the deposit of plaque or lesion occluding the artery. Once the balloon is positioned across the lesion inside the vessel, the balloon is inflated and deflated several times. Frequently, successively larger balloons are inflated at the lesion site, requiring the use of multiple balloon catheters. The inflation of the balloon cracks or reshapes the plaque and the arterial wall, thereby expanding the arterial lumen and increasing blood flow. However, the inflation of the balloon typically results in injury to the arterial wall. In 2000, it is estimated that about 800,000 PTCA procedures were performed in the United States and approximately 600,000 procedures were performed outside the United States. The average cost of each PTCA procedure in the United States is approximately $20,000, or less than one-half of the average cost of CABG. The length of stay and recuperation period are substantially less than those required for CABG.

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

    Studies have concluded that the rate of restenosis in patients receiving coronary stents following PTCA is approximately 30% lower than in patients treated only by PTCA. Since their commercial introduction in the United States in 1994, the use of stents has grown rapidly, and it is estimated that they were utilized in approximately 75% of the approximately 1.4 million PTCA procedures performed in 2000.

    Despite their rapid adoption, stents have certain drawbacks. The use of stents increases the cost of a PTCA procedure, especially when, as is often the case, two or more stents are used. In addition, studies have shown that restenosis still occurs in approximately 30% to 40% of the patients who receive stents following PTCA. This is commonly referred to as "in-stent" restenosis. Studies have shown that patients with "in-stent" restenosis often experience recurrent restenosis and as a result are prone to multiple revascularization procedures. Stents are also permanent implants which may result in unforeseen, long-term adverse effects, and cannot be used in cases where the coronary arteries are too tortuous or too narrow. Further, stents appear to be effective in reducing the frequency of restenosis resulting from elastic recoil and vascular remodeling, but they increase the degree of hyperplasia.

THE NOVOSTE SOLUTION

    The Beta-Cath(TM) System has been shown to reduce the incidence of restenosis in patients who are being treated for blocked stents, or in-stent restenosis. The administration of localized beta radiation reduces restenosis rates by inhibiting hyperplasia and vascular remodeling. Radiation has been used therapeutically in medicine for more than 50 years in the treatment of proliferative cell disorders, such as cancer. Cancer therapy has primarily involved the use of gamma radiation, which is highly penetrating and may be hazardous unless handled and used with great care. By contrast, beta radiation is far less penetrating and easier to use and shield than gamma radiation while still delivering a sufficient dose to the treated coronary arteries. We view beta radiation as well-suited for intracoronary use following PTCA, where the objective is to treat the coronary artery with minimal exposure to adjacent tissues.

    The Beta-Cath(TM) System is designed to fit well with techniques currently used by interventional cardiologists in the cath lab. It is a hand-held device that hydraulically delivers beta radiation sources through a closed-end catheter to the area of the coronary artery injured by the immediately preceding PTCA procedure. To facilitate easy placement of the catheter, it is advanced over the same guidewire used in the PTCA procedure. After the administration of the prescribed radiation dose to a lesion site, which takes less than five minutes per lesion, the radiation sources are hydraulically returned to the hand-held transfer device. We expect to be able to reuse the radiation isotopes for up to a eighteen months due to the long half-life of Strontium-90, the isotope used in Novoste device.


OUR BUSINESS STRATEGY

    Our objective is to build and maintain our leadership position in the vascular brachytherapy market. Elements of our strategy include:

    - Achieving First-to-Market Position and a Leading Market Share in the United States and Europe. We were the first-to-market in the United States with a vascular brachytherapy device in November 2000, shortly after receiving FDA approval of the Beta Cath(TM) System for treatment of patients with in-stent restenosis. Likewise we were the first company with approval to market a vascular brachytherapy device in Europe, having received CE marketing certification in August 1998. We believe that being first-to-market may provide a competitive advantage since most hospitals are unlikely to purchase more than one or two vascular brachytheraphy devices due to the complex inventory management and logistics, radiation licensing hurdles, and diverse training requirements associated with various competing systems.

    - Establishing the Beta-Cath(TM) System as the Standard of Care for In-Stent Restenosis Treatment. Our strategy is to introduce the Beta-Cath(TM) System into the cath lab as the standard of care for treating patients with blocked stents. In addition, we intend to conduct intensive physician-training seminars to familiarize interventional cardiologists and radiation oncologists with the use of the Beta-Cath(TM) System.

    - Selling Directly. We market the Beta-Cath(TM) System in the United States through a direct sales force. Our initial marketing efforts are focused on the top tier of approximately 250 high-volume hospitals and on leading interventional cardiologists and radiation oncologists at those institutions. The interventional cardiologists at these hospitals perform a large portion of the PTCA procedures in the United States and tend to adopt new cardiovascular technologies and devices quickly. We also believe we can leverage the reputation of these early adopters in the clinical community to generate wider demand. In addition, we believe these hospitals have or will be able to obtain relatively quickly the necessary licenses to store and use our beta radiation source and are likely to have radiation oncologists with the appropriate credentials to use the Beta-Cath(TM) System's radiation sources. We also market the Beta-Cath(TM) System in Europe through a direct sales force in larger markets, which we have supplemented with independent distributors in other markets.

    - Continuous Product Improvements and Line Extensions. We plan to make continuous product improvements to the Beta-Cath(TM) System in response to customer interests and future competitive products. For example, Novoste has designed a smaller diameter catheter system to enable cardiologists to treat patients with smaller arteries, which are more susceptible to restenosis. In addition, we intend to expand our current product offering in the United States with the addition of products that are already available in Europe, such as the 40-mm and 60-mm radiation source train versions of the Beth-Cath(TM) System.

    - Investigating the Beth-Cath(TM) System for Other Vascular Applications. We believe that the most attractive markets for vascular brachytherapy are those clinical indications in which patients are not well served by conventional therapies such as balloon angioplasty or coronary stents. In addition to in-stent restenosis, these applications include "high risk PTCA", or patients who are at high risk of restenosis after PTCA (those with small vessels or long diffuse disease), and patients with saphenous vein grafts that have become blocked. Restenosis is also common after revascularization of peripheral or non-coronary arteries. In addition, a similar phenomenon frequently occurs in veins adjacent to an arterial-venous shunt used for patients undergoing hemodialysis for end-stage renal disease. We intend to leverage our core catheter and localized vascular brachytherapy technologies to expand our product offerings to other vascular markets where cell proliferation is of clinical significance and radiation results in improved clinical efficacy.

    - Protecting and Enhancing our Proprietary Technology. We believe that our patent position may offer a competitive advantage. On November 4, 1997 we were issued United States Patent No. 5,683,345 on the Beta-Cath System, on May 4, 1999 we received United States Patent No. 5,899,882 and on January 11, 2000 we received United States Patent No. 6,013,020. We have also filed a related United States continuation-in-part application (which is jointly owned by us and Emory University), and have additional United States applications pending covering aspects of our Beta-Cath(TM) System. With respect to our United States filings, we have filed, or will file in due course, counterpart applications in the European Patent Office and certain other countries. We intend to obtain further protection of our proprietary technology and to defend our intellectual property rights against infringement.

BETA-CATH(TM) SYSTEM DESIGN AND ADVANTAGES

    The primary components of the Beta-Cath(TM) System are:

    Radiation Source Train. The beta radiation administered by the Beta-Cath(TM) System emanates from a "train" of several miniature sealed sources containing Strontium 90 (Strontium/Yttrium), a beta-emitting radioisotope. We currently manufacture trains in both 30mm, 40mm and 60mm lengths, with the longer length intended for use on longer lesions. The use of beta, rather than gamma, radiation is intended to make the Beta-Cath(TM) System safer and easier to use in the cath lab environment. In addition, due to the long half-life (approximately 28 years) of Strontium 90, and because the source train will not come into contact with a patient's blood or tissue, the radiation sources are expected to be reused for up to eighteen months. Beta radiation from the Strontium 90 source is easily shielded from health care workers by the use of approximately one-half-inch-thick quartz in the transfer device.

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

    The Beta-Cath(TM) System is used in a cath lab by an interventional cardiologist in conjunction with a radiation oncologist. The cardiologist places the delivery catheter into the patient's vasculature until the catheter reaches the targeted site. The radiation oncologist operates the transfer device to deliver the radiation source train hydraulically to the end of the catheter in a matter of seconds. The radiation sources remain at the targeted site for less than five minutes to deliver a predetermined dose of radiation. The radiation sources are then returned by the use of positive hydraulic pressure applied through a different lumen of the delivery catheter. Upon completion of each procedure, the train of radiation sources is stored safely inside the transfer device. At the end of the day, the transfer device is delivered to a designated radiation storage site within the hospital for safekeeping. While the need for a cardiologist and a radiation oncologist is expected to result in incremental physician fees, we believe the Beta-Cath(TM) System will be cost-effective, principally by reducing the need for costly revascularization procedures often required following treatment of in-stent restenosis.

    We believe the Beta-Cath(TM) System has the following advantages:

    - Site-specific Therapy. The Beta-Cath(TM) System is designed to confine radiation exposure to the targeted intervention area.

    - Short Procedure Times. The Beta-Cath(TM) System is designed to enhance patient safety and comfort, as well as to promote productivity in the cath lab, by delivering the recommended dosage in less than five minutes of radiation exposure per lesion.

    - Utilization of Existing PTCA Techniques. Although intracoronary radiation is a new concept in coronary artery disease treatment, the hand-held Beta-Cath(TM) System is designed to be easily adopted and used by the interventional cardiologist. The Beta-Cath(TM) System is very similar to other catheter-based tools used by the cardiologist.

    - Multiple-Use System. The radiation source train can be reused for numerous patients, due to the long half-life of the isotope and because the source train does not come into contact with the patient's blood. As a result, inventory planning is very straightforward, and last minute treatment decisions can be made.

    - Ease of Use and Accuracy of Dosing. The Beta-Cath(TM) System is a hand-held device that is easy to operate. Because of the long half-life of our radiation source, prescribed treatment times will remain constant over the approved shelf life of the isotope. Vascular brachytherapy systems that utilize short half-life isotopes are likely to require complex case-by-case dose calculations based on the current decay state of the isotope. In addition, they require frequent inventory replacement due to their short half-lives.

    - Designed for Safety. The Beta-Cath(TM) System utilizes localized beta radiation, which results in total body radiation exposure significantly less than that received during routine x-ray during PTCA or during treatment with a gamma radiation device. Other safety mechanisms include: a closed-source train lumen, special locking mechanisms to connect the delivery catheter to the transfer device and sufficient shielding in the transfer device to protect health care workers from beta radiation exposure. In addition, the beta radiation sources are delivered and, following the administration of the prescribed dose, retrieved hydraulically in a matter of seconds, thereby minimizing exposure to adjacent tissue.


CLINICAL TRIALS

    START 30 Trial. On September 21, 1998, we initiated the "Stents And
    --------------
Radiation Therapy Trial" or START Trial, a randomized, triple-masked, placebo-controlled, multicenter human clinical trial, under an investigational device exemption granted by the FDA, The primary endpoint of this trial was target vessel revascularization ("TVR"), the incidence of an additional revascularization procedure in the vessel originally treated within eight months. The START 30 Trial sought to determine the safety and effectiveness of the 30mm version of the Beta-Cath(TM) System (30mm System) in treating "in-stent" restenosis. We divided patients into two approximately equal subgroups, one receiving vascular brachytherapy through the Beta-Cath(TM) System and the other receiving no vascular brachytherapy through a placebo version of the Beta-Cath(TM) System. Patients who received the beta radiation received dosages of 18 gray for vessels ranging from 2.70 to 3.35mm and 23 gray for vessels ranging from 3.36 to 4.00mm, slightly higher doses than those used in our Beta-Cath(TM) System Trial because of radiation shielding from stents previously implanted in a procedure unrelated to this trial. Although the START 30 Trial protocol discouraged the placement of new stents, approximately 23% of the enrolled patients received new stents. We surpassed our targeted enrollment of 386 patients, and enrollment in this trial was completed as of April 30, 1999. A total of 476 patients were enrolled at 51 sites, located principally in the United States. Follow-up angiograms eight months after the initial treatment were performed to observe the treated artery. The angiograms were then analyzed to determine if there had been any incidence of restenosis and to measure late loss index. In March 2000, we announced the results of the START Trail showing statistically significant results for patients with "in stent" restenosis treated with the 30mm System when compared to patients treated with placebo. In those patients treated with the 30mm system, the rate of restenosis decreased by 66% at the stented portion of the treated artery and by 36% at a longer section of the artery, beyond that treated with radiation or revascularization methods. The START Trial was the basis for the FDA approval of the 30mm system in November, 2000.

                     Summary Results of the START 30 Trial

- --------------------------------------------------------------------------------
                                             Beta         Placebo
                                           Radiation      Control       Percent
Angiographic Results                        (N=244)       (N=232)      Reduction
- --------------------------------------------------------------------------------
Restenosis Rate/1/:
  Stent Segment                              14%           41%            66%
  Total Analysis Segment                     29%           45%            36%
Clinical Outcomes:
Target Lesion Revascularization (TLR)/2/     13%           22%            42%
Target Vessel Revascularization (TVR)/3/     16%           24%            34%
Major Adverse Cardiac Events (MACE)/4/       18%           26%            31%
- --------------------------------------------------------------------------------


    START 40 Trial.  In addition, on June 22, 1999 we initiated the START
    --------------
40 Trial. This multicenter clinical trial enrolled 207 patients who received vascular brachytherapy using a 40mm active radiation source train. The START 40 Trial had an identical protocol design to the START Trial and, therefore, we used the START Trial's control group in analyzing the clinical data from the START 40 Trial. The purpose of this trial is to gain regulatory approval for the longer 40mm radiation source train. Enrollment in this trial of 207 patients was completed on October 22, 1999. We believe the 40mm radiation source train is helpful in addressing clinical concerns over the possibility of "geographic miss" during a vascular brachytherapy procedure. Geographic miss is the failure to delivery radiation to the intended target balloon-injury area either due to poor alignment of the radiation source train with the balloon-induced injury, or using too short a radiation source train compared to the balloon injury.

    In November, 2000, results from the analysis of the eight month follow-up angiograms were released. The data, as also seen in START 30, demonstrated significant reduction in restenosis in patients treated with beta radiation. In those patients treated with the 40-millimeter source train with the Beta-Cath(TM) System, compared to those treated with a placebo, a 63% decrease in the rate of restenosis was observed in the stented portion of the treated artery and a 44% decrease was observed in the longer section of the artery, beyond the area treated with radiation or revascularization methods.

    In late December, 2000 a submission was made to the FDA seeking approval to market the Beta-Cath(TM) System using the 40-millimeter source train. This submission is currently undergoing review and we anticipate receiving FDA approval in the second quarter of 2001.

    Beta-Cath(TM) System Trial

    Trial Design.  Designed in 1996 and begun in July 1997, the Beta-Cath(TM)
    ------------
System Trial was the first randomized, multicenter, placebo-controlled study of vascular brachytherapy. Vascular brachytherapy is radiation therapy delivered inside an artery with the objective of reducing the incidence of restenosis. The Trial was also the first pivotal study to evaluate intracoronary radiation in the primary prevention of coronary restenosis subsequent to either PTCA ("percutaneous transluminal coronary angioplasty" or "balloon angioplasty") or first time stent placement.

    The Beta-Cath(TM) System Trial was originally designed to enroll 1,100 patients into one of two branches, either the PTCA branch or the Provisional Stent branch. According to the clinical trial protocol, patients enrolled in the Trial were initially treated with balloon angioplasty. If the cardiologist achieved a satisfactory result, the patient would remain in the PTCA branch and then be treated with the Beta-Cath(TM) System. If balloon angioplasty was sub-optimal, the patient would be entered into the Provisional Stent branch. Prior to stent placement, the patient would be treated with the Beta-Cath(TM) System, after which a stent would be implanted. All patients were randomized to either an inactive (placebo) or active 30-mm Strontium-90 (beta radiation) source train, and treatment times ranged from two to four minutes. On average, patients enrolled in the study had 12.5-mm long lesions in arteries 3.0-mm in diameter. Depending on the artery diameter, a dose of either 16 or 21 gray was administered. Patients returned for follow-up examinations eight months after the vascular brachytherapy procedure.

    In March 1999, the Trial's Data Safety and Monitoring Board proposed creating a new stent branch comprised of only those patients receiving a longer duration of anti-platelet therapy (APT), a change first implemented by Novoste in November 1998 to address late stent thrombosis concerns. Patient recruitment continued until September 1999, at which time 1,455 patients had been enrolled into the Trial at 59 investigational sites in North America and Europe.

    Data Presentation. On March 18, 2001, the Company announced the results of
    -----------------
the Beta-Cath(TM) System Trial. While the primary clinical endpoint of the overall Trial did not demonstrate a significant benefit of beta radiation when the two branches of the Trial (balloon and stent) were combined, beta radiation was shown to significantly reduce the risk of angiographic restenosis in the lesion for patients undergoing either balloon angioplasty or stent implantation, when compared to the placebo group. In the PTCA branch, restenosis in the lesion segment was significantly reduced by 38% in the group receiving radiation versus placebo. In addition, the effect of beta radiation on all clinical outcomes in the PTCA branch demonstrated a strong positive trend. The results of the Beta-Cath(TM) System Trial may, nevertheless, be insufficient to support an application for pre-market approval in the U.S. to use our device following balloon angioplasty or previously untreated (de novo) lesions.

    The Trial was first analyzed by comparing the clinical outcomes of the total radiation cohort (those receiving either PTCA or a stent with extended APT) to the overall placebo group. Then the data was analyzed by reviewing the PTCA and the stent branches individually. The clinical data from the total combination of PTCA and stent patients is as follows.


Beta-Cath(TM) System Trial Clinical Data
              --------------------------
Combined Group: PTCA + Stent (Extended APT) Branches

- ----------------------------------------------------------------------------
                                         Beta         Placebo
                                         Radiation    Control    Percent
Clinical Outcomes                        (N=492)      (N=464)    Difference
- ----------------------------------------------------------------------------

Target Lesion Revascularization (TLR)    13.7%        15.4%      (12%)
- ----------------------------------------------------------------------------
Target Vessel Revascularization (TVR)    15.6%        17.4%      (10%)
- ----------------------------------------------------------------------------
Major Adverse Cardiac Events (MACE)      18.7%        20.6%       (9%)
- ----------------------------------------------------------------------------

  In this combined group of PTCA and stent patients, those who received beta radiation exhibited modest improvements in their clinical endpoints, although not statistically significant. Upon analysis of the two Trial branches as discussed below, it was clear that patients in the PTCA branch clinically benefited more from radiation than did those in the Stent branch, thereby leading to a less pronounced effect when the two branches were combined.


Beta-Cath(TM) System Trial Data: PTCA Branch
              -----------------

- ----------------------------------------------------------------------------
                                         Beta         Placebo
                                         Radiation    Control    Percent
Angiographic Results                     (N=264)      (N=240)    Difference
- ----------------------------------------------------------------------------
Restenosis Rate:
- ----------------------------------------------------------------------------
 Lesion Segment                          21.4%        34.3%      (38%)
- ----------------------------------------------------------------------------
 Analysis Segment                        31.0%        36.0%      (14%)
- ----------------------------------------------------------------------------
Clinical Outcomes
- ----------------------------------------------------------------------------
Target Lesion Revascularization (TLR)    10.0%        15.3%      (35%)
- ----------------------------------------------------------------------------
Target Vessel Revascularization (TVR)    12.3%        17.0%      (28%)
- ----------------------------------------------------------------------------
Major Adverse Cardiac Events (MACE)      14.2%        20.4%      (30%)
- ----------------------------------------------------------------------------

    In the PTCA branch, restenosis in the legion segment was significantly reduced by 38% in the group receiving radiation versus placebo. In addition, the effect of beta radiation on all clinical outcomes in the PTCA branch demonstrated a strong positive trend.

Beta-Cath(TM) System Trial Data: Stent w/extended APT Branch
              -----------------

- ----------------------------------------------------------------------------
                                         Beta         Placebo
                                         Radiation    Control    Percent
Angiographic Results                     (N=228)      (N=224)    Difference
- ----------------------------------------------------------------------------
Restenosis Rate:
- ----------------------------------------------------------------------------
  Lesion Segment                         21.1%        33.0%      (36%)
- ----------------------------------------------------------------------------
  Analysis Segment                       44.9%        35.3%       21%
- ----------------------------------------------------------------------------
Clinical Outcomes
- ----------------------------------------------------------------------------
Late Stent Thrombosis                     1.3%         1.3%        0%
- ----------------------------------------------------------------------------
Target Lesion Revascularization (TLR)    18.0%        15.5%       14%
- ----------------------------------------------------------------------------
Target Vessel Revascularization (TVR)    19.4%        17.7%        9%
- ----------------------------------------------------------------------------
Major Adverse Cardiac Events (MACE)      23.9%        20.8%       13%
- ----------------------------------------------------------------------------

    In the Stent branch, angiographic restenosis in the lesion was also reduced significantly (by 36%) as in the PTCA branch; however, radiation did not improve restenosis in the much longer analysis segment. This was likely due to "geographic miss", the mismatch of the radiation source train relative to the placement of the stent, which was implanted after the radiation catheter was removed. In reviewing the clinical endpoints of the Stent branch, the data did not show a beneficial effect of radiation on improving outcomes. The incidence of late thrombosis, however, was the same (1.3%) in both the radiation and the placebo groups, indicating that the extended antiplatelet therapy resolved the problems of thrombosis observed in the original stent branch.

    The foregoing trials were administered by our clinical and regulatory staff of eleven people. We used consultants to monitor the clinical sites and to assist in training. We also have engaged an independent contract research organization and consultants to compile data from the trials and to perform statistical and reimbursement analyses.

PRODUCT DEVELOPMENT

     Research and development activities are performed by a 22-person product-development team. We have also retained consultants to assist in many research and development activities, including design and manufacture of the Beta-Cath(TM) System, monitoring the clinical trials relating to the Beta-Cath(TM) System and advising in key aspects of radiation health physics and dosimetry.

     The focus of our current development efforts is the design of future generation components of the Beta-Cath(TM) System. We intend to introduce a delivery catheter with a smaller outer diameter so that arteries smaller than 2.7mm can be treated, thereby expanding our market opportunity into smaller coronary vessels. Likewise, we anticipate modifying the transfer device to have a more ergonomic design and to incorporate additional features. Additional future development efforts will focus on modifying the Beta-Cath(TM) System for use in peripheral applications, such as arterial-venous shunts and the femoral arteries. There can be no assurance that we will be successful in developing these or other products.

     Research and development expenses for the years ended December 31, 2000, 1999, and 1998 were approximately $ 17.1 million, $22.9 million and $21.1 million, respectively.

SALES AND MARKETING

     We have recruited a qualified and experienced field sales, sales management and marketing organization and are selling our products directly in the United States through that organization. At year end, this organization totaled 60 employees, with another 10 being recruited to support the continued domestic market introduction.

     The Company is directing its sales and marketing efforts at prominent domestic and international cardiac catheterization laboratories that perform the majority of the interventional cardiology procedures. The Company believes that prominent cardiac cath labs are generally more likely to keep abreast of and utilize new technologies such as the Beta-Cath(TM) System for diagnosing and treating restenosis. After the Company establishes a presence in major medical centers housing such cardiac cath labs, it then intends to broaden its sales and marketing efforts to include the growing number of smaller, community-based cardiac cath labs. The Company's sales and marketing strategy includes developing and maintaining a close working relationship with its customers in order to assess and satisfy their needs for products and services. The Company meets with clinicians both in the United States and Europe periodically to share ideas regarding the marketplace, existing products, products under development and existing or proposed research projects.

     As part of our strategy to increase the awareness of and acceptance of vascular brachytherapy and the Beta-Cath(TM) System in cardiac cath labs, the Company will focus on developing peer reviewed journal articles authored by leading experts in interventional cardiology, sponsoring publication of papers based on research covering the performance and benefits of the Beta-Cath(TM) System and conducting informational seminars.

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

MANUFACTURING, SOURCES OF SUPPLY AND SCALE-UP

     Our manufacturing operations are required to comply with the FDA's quality systems regulations, which included an inspection of our manufacturing facilities prior to pre-market approval. In addition, certain international markets have quality assurance and manufacturing requirements that may be more or less rigorous than those in the United States. Specifically, we are subject to the compliance requirements of ISO 9001 certification and CE mark directives in order to produce products for sale in Europe. We received ISO 9001/EN 46001 certification from our European notified body in April 1998. We are subject to periodic inspections by regulatory authorities to ensure such compliance. See "Government Regulation." We conduct quality audits of suppliers and we are establishing a vendor certification program. All suppliers of components must also be in compliance with Novoste's and the FDA's quality systems regulations.

Single-Source Supplier of Beta Radiation Source Trains
- ------------------------------------------------------

     We have obtained all of our requirements for our beta radioactive sources to date pursuant to an agreement with a single supplier, Bebig Isotopentechnik und Umweltdiagnostik GmbH, a German corporation and a related option agreement to purchase assets.

     Our supply agreement with Bebig had an initial term ending in November 2000 which has been extended to November, 2001. Under the supply agreement, Bebig has agreed not to sell, lease, license or otherwise transfer radioactive Strontium 90 sources to any other party for use in treatment of restenosis. We, in turn, have agreed not to purchase, lease, or otherwise acquire directly or indirectly more than 30% of our annual requirement for radioactive sources of "like" isotope for use in the treatment of restenosis from any other party. Bebig is required to comply with various regulatory requirements with respect to the supply of radiation sources. Bebig has agreed to manufacture radioactive sources at an agreed-upon base price. Bebig also has agreed to grant us an exclusive, worldwide, fully-paid license to use inventions, improvements or discoveries Bebig may make relating to vascular brachytherapy devices. We, in turn, have agreed to grant a similar license to Bebig relating to any inventions, improvements or discoveries we may make relating to sealed radioactive sources, provided Bebig does not use those inventions, improvements or discoveries for vascular brachytherapy applications. In view of the technical expertise and capital investment required to manufacture the radioactive sources and the limited number of manufacturers of Strontium 90, it would be difficult to find an alternate source of supply without significant lead time. Our business, results of operations and financial condition could be materially adversely affected by Bebig's failure to provide us with beta isotopes on a timely basis during the term of the agreement or by our inability to obtain an alternative source of supply on a timely basis and on terms satisfactory to us following any termination of the agreement. In addition, portions of the process used to manufacture the materials may be proprietary to Bebig.

     On July 23, 1998, we executed a further amendment to our agreements with Bebig, whereby we received a lien on all tangible and intangible assets used by Bebig in the design and manufacture of the Strontium 90 radioactive sources. In addition, under that amendment, we have exercised our option to purchase the tangible assets, and obtain a fully paid license to all intellectual property used in the manufacture of the radioactive sources, for $4,019,400. The purchase price is payable in the form of a license fee payable on a per train basis over four years commencing in 1998, though we have no obligation to purchase any units after the expiration or termination of the supply agreement. These license payments aggregated, $1,487,000 and $421,900 in 2000 and 1999, respectively, and have been recorded as inventory costs. In the event we do not pay the full purchase price for the assets before September 1, 2002, Bebig will have no obligation to make any of its know-how or technology available to us or any other source of supply. We are also obligated to pay Bebig the cost (not to exceed 500,000 DM, or approximately $300,000) to decontaminate its Strontium 90 line assets under certain circumstances.

     On October 14, 1999 the Company signed a development and manufacturing supply agreement with AEA Technologies QSA GmbH for a second source of radioactive supply and for the development of a smaller diameter radiation source. The agreement provides for the construction of a production line which is expected to be finished in two phases. The first phase was completed in February 2001 and the second phase is expected to be completed in August 2001. The completion of each phase allows the Company to scale up production as demand requires. The cost of this production line is estimated at $4,000,000 and will be paid by us as construction progresses. In addition, the agreement provides for joint ownership of all intellectual property arising from the development work and that AEA may manufacture vascular brachytherapy sources only for us. The development of the smaller diameter source may not be successfully completed, the new production line may not be completed on time or on budget, and the smaller diameter source may not be manufacturable in commercial quantities.

Supply of Other Components by Third Parties
- -------------------------------------------

     We currently rely on third party manufacturers for the supply of the hand-held transfer device and other components of our Beta-Cath(TM) System. The supply of these components requires a long lead time. In addition, we could not establish quickly additional or replacement suppliers or internal manufacturing capabilities for these components. An existing vendor's failure to supply components in a timely manner or our inability to obtain these components on a timely basis from another supplier could have a material adverse effect on our ability to manufacture the Beta-Cath(TM) System and, therefore, on our ability to market the Beta-Cath(TM) System.

PATENTS AND PROPRIETARY TECHNOLOGY

     Our policy is to protect our proprietary position by, among other methods, filing United States and foreign patent applications. On November 4, 1997 we were issued United States Patent No. 5,683,345, on May 4, 1999 we received United States Patent No. 5,899,882 (which is jointly owned by us and Emory University) and on January 11, 2000 we received United States Patent No. 6,013,020, all related to the Beta Cath(TM) System. We also have several additional United States applications pending covering aspects of our Beta-Cath(TM) System. The United States Patent and Trademark Office has indicated that certain claims pending in another United States application are allowable. With respect to the above identified United States Patents and our other pending United States patent applications, we have filed, or will file in due course, counterpart applications in the European Patent Office and certain other countries.

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

     In May 1997 Guidant acquired NeoCardia together with the rights under the Dake patent. Guidant is attempting to develop and commercialize products that may compete with the Beta-Cath(TM) System and has significantly greater capital resources than the Company. Guidant may sue for patent infringement in an attempt to obtain damages from us and/or injunctive relief restraining us from commercializing the Beta-Cath(TM) System in the United States. While the Company does not believe such an action would have merit, if Guidant were successful in any such litigation, we might be required to obtain a license from Guidant under the Dake patent to market the Beta-Cath(TM) System in the United States, if such license were available, or be prohibited from selling the Beta-Cath(TM) System in the United States. Any of these actions could have a material adverse effect on our business, financial condition and results of operations, or could result in cessation of our business.

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

     Patent applications in the United States and patent applications in foreign countries are maintained in secrecy for a period after the earliest claimed priority date. Publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries and the filing of related patent applications. Patents issued and patent applications filed relating to medical devices are numerous. Accordingly, there can be no assurance that current and potential competitors, many of which have substantial resources and have made substantial investments in competing technologies, or other third parties have not or will not file applications for, or have not or will not receive, patents and will not obtain additional proprietary rights relating to products made, used or sold or processes used or proposed to be used by us.

     We have developed certain of our patent and proprietary rights relating to the Beta-Cath(TM) System in conjunction with Emory University Hospital, a leader in the research of intravascular radiation therapy. To obtain the exclusive rights to commercialize the Beta-Cath(TM) System for the treatment of restenosis, we entered into a license agreement with Emory. Under this agreement, Emory assigned to us all of Emory's rights to one United States patent application and exclusively licensed to us its rights under another United States application and related technology. Emory made no representation or warranty with respect to its ownership of the assigned patent application, and made only limited representations as to its ownership of the licensed patent application and related technology. Under the agreement Emory will be entitled to royalty payments based upon net sales of the Beta-Cath(TM) System. The term of the agreement runs through the later of (i) the date the last patent covered by the agreement expires or (ii) January 2016 (unless earlier terminated as provided in the agreement). Any inventions developed jointly by our personnel and Emory during the term of the license agreement are owned jointly by Emory and us. If Emory terminated the agreement as a result of our failure to pay such royalties or any other breach of our obligations under such agreement, our rights to use jointly owned patents (including the United States Patent No. 5,899,882) would become non-exclusive and we would have no rights to use future patents owned exclusively by Emory. In addition, if we breach our obligations under the license agreement, we could be required by Emory to cooperate in licensing the pending jointly-owned United States patent application and our foreign counterparts to third parties so that they would be able to commercialize and sell the Beta-Cath(TM) System.

     All of the physicians on staff at Emory who were involved in the development of the Beta-Cath(TM) System, including Spencer B. King III, M.D., have assigned their rights in the technology, if any, to Emory and/or us. In addition, we have entered into a license agreement with Dr. King. Under the terms of this agreement, Dr. King is entitled to receive a royalty on the net sales of the Beta-Cath(TM) System (excluding consideration paid for the radioactive isotope), subject to a maximum of $5,000,000.

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

     Vascular brachytherapy may compete with other treatment methods designed to improve outcomes from coronary artery procedures that are well established in the medical community, such as coronary stents. Stents are the predominant treatment currently utilized to reduce the incidence of coronary restenosis following PTCA and were used in approximately 75% of all PTCA procedures performed worldwide in 2000. Manufacturers of stents include Johnson & Johnson, Medtronic, Inc., Guidant Corporation and Boston Scientific Corporation. Stent manufacturers often sell many products used in the cardiac catheterization labs, commonly referred to as cath labs, and as discussed below, certain of these companies are developing vascular brachytherapy devices.

     Also on November 3, 2000, the FDA approved Johnson & Johnson's CHECKMATE(TM) System, a gamma radiation vascular brachytherapy device. Johnson & Johnson will compete directly with Novoste for market acceptance of vascular brachytherapy and has substantially greater capital resources and greater resources and experience at introducing new products than does Novoste. We may not be able to compete effectively against Johnson & Johnson.

     Many of these same companies and others are researching coatings and treatments to coronary stents that could reduce restenosis and would possibly be more acceptable to a medical community already experienced at using stents. Recently, results from early non-randomized trials were reported as eliminating restenosis. Extensive clinical trials will need to be completed in order to confirm these results, however, positive information from these trials could have a negative impact on the ultimate acceptability of vascular brachytherapy and the Company's stock price.

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

GOVERNMENT REGULATION

United States
- -------------

     Our Beta-Cath(TM) System is regulated in the United States as a medical device. As such, we are subject to extensive regulation by the FDA, by other federal, state and local authorities and by foreign governments. The FDA regulates the clinical testing, manufacture, packaging, labeling, storage, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing approvals, a recommendation by the FDA that we not be permitted to enter into government contracts, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed.

     In the United States, medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Under FDA regulations Class I devices are subject to general controls (for example, labeling, pre-market notification and adherence to good manufacturing practices or quality systems regulations) and Class II devices are subject to general and special controls (for example, performance standards, postmarket surveillance, patient registries, and FDA guidelines). Class III is the most stringent regulatory category for medical devices. Generally, Class III devices are those that must receive pre-market approval by the FDA after evaluation of their safety and effectiveness (for example, life-sustaining, life-supporting or implantable devices, or new devices that have not been found substantially equivalent to other Class II legally marketed devices). The Beta-Cath(TM) System is a Class III device, which required the FDA's pre-market approval prior to its commercialization, which occurred November 2000.

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

     If the FDA's evaluation of the pre-market approval application is favorable, the FDA will either issue an approval letter or an "approvable letter," containing a number of conditions which must be satisfied in order to secure the final approval of the pre-market approval application. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a letter approving a pre-market approval application authorizing commercial marketing of the device for certain indications. If the FDA's evaluation of the pre-market approval application or manufacturing facilities is not favorable, the FDA will deny approval of the pre-market approval application or issue a "not approvable letter." The FDA may also determine that additional clinical trials are necessary, in which case approval of the pre-market approval application could be delayed for several years while additional clinical trails are conducted and submitted in an amendment to the pre-market approval application.

     On November 3, 2000, the FDA approved our pre-market approval (PMA) application for the Beta-Cath(TM) System. This approval limits our ability to promote the Beta-Cath(TM) System to use with patients who are being treated for "in-stent" restenosis in a single coronary artery with a 30-millimeter radiation source train. In order to market the Beta-Cath(TM) System with a 40-millimeter radiation source train, we submitted a PMA supplement to the FDA on December 27, 2000 and included the data from our START 40 trial in order to demonstrate safety and efficacy. The PMA supplement is currently under review with the FDA. In order to market the Beta-Cath(TM) System for use with (1) further product design enhancements, such as varying lengths of the radiation source train or modifications to the catheter or (2) with a broader range of indications, we will likely be required to demonstrate to the FDA through additional clinical trials that the Beta-Cath(TM) System is safe and effective with such product design enhancement(s) or in treating a broader range of indications and the FDA must approve a pre-market approval application, application amendment or application supplement covering the product design enhancement(s) or the broader range of indications for the device.

     The process of obtaining a pre-market approval and other required regulatory approvals can be expensive, uncertain and lengthy, and we may be unsuccessful in obtaining approvals to market the Beta-Cath(TM) System for use with (1) further product design enhancements, such as varying lengths of the radiation source train or modifications to the catheter or (2) with a broader range of indications. We do not anticipate pre-market approval for the supplement application for the 40mm Beta-Cath(TM) System to treat in-stent restenosis until the second quarter of 2001, if at all. The FDA may not act favorably or quickly on any of our submissions to the FDA. We may encounter significant difficulties and costs in our efforts to obtain additional FDA approvals that could delay or preclude us from selling new products in the United States. Furthermore, the FDA may request additional data or require that we conduct further clinical studies, causing us to incur substantial cost and delay. In addition, the FDA may impose strict labeling requirements, onerous operator training requirements or other requirements as a condition of our pre-market approval, any of which could limit our ability to market our systems. Labeling and marketing activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. FDA enforcement policy strictly prohibits the marketing of FDA cleared or approved medical devices for unapproved uses, Further, if a company wishes to modify a product after FDA approval of a pre-market approval, including any changes that could affect safety or effectiveness, additional approvals will be required by the FDA. Such changes include, but are not limited to: new indications for use, the use of a different facility to manufacture, changes to process or package the device, changes in vendors to supply components, changes in manufacturing methods, changes in design specifications and certain labeling changes. Failure to receive or delays in receipt of FDA approvals, including the need for additional clinical trials or data as a prerequisite to approval, or any FDA conditions that limit our ability to market our systems, could have a material adverse effect on our business, financial condition and results of operations.

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

     Our business involves the import, export, manufacture, distribution, use and storage of Strontium-90 (Strontium/Yttrium), the beta-emitting radioisotope utilized in the Beta-Cath(TM) System 's radiation source train. Accordingly, manufacture, distribution, use and disposal of the radioactive material used in the Beta-Cath(TM) System in the United States will be subject to federal, state and/or local rules relating to radioactive material. The State of Georgia Department of Natural Resources (DNR) issued a sealed source and device registration certificate for the Company's Beta-Cath(TM) System on August 4, 2000, allowing it to be listed on the Nuclear Regulatory Commission's Sealed Source and Device Registry. The DNR authorized Novoste to commercially distribute its radiation sources to licensed recipients in the United States with the issuance of a license allowing the manufacturing and distribution of the Beta-Cath(TM) System. In addition, we must comply with NRC, Georgia and United States Department of Transportation regulations on the labeling and packaging requirements for shipment of radiation sources to hospitals or other users of the Beta-Cath(TM) System.

     Hospitals in the United States are required to have radiation licenses to hold, handle and use radiation. Many of the hospitals and/or physicians in the United States will be required to amend their radiation licenses to include Strontium-90 prior to receiving and using our Beta-Cath(TM) System. Depending on the state that the hospital is located in, its license amendment will be processed at the DNR in agreement states, or by the NRC. Obtaining any of the foregoing radiation-related approvals and licenses can be complicated and time consuming and may take longer in the NRC States (sixteen states). A significant majority of the approved license amendments have been in Non-NRC states. If a significant number of hospitals are delayed in obtaining any of the foregoing approvals or any of those approvals are not obtained, our business, financial condition and results of operations could be materially adversely affected.

     We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire-hazard control and disposal of hazardous or potentially hazardous substances. We may be required to incur significant costs to comply with such laws and regulations now or in the future and such laws or regulations could have a material adverse effect upon our ability to do business.

     Changes in existing requirements or adoption of new requirements or policies could adversely affect our ability to comply with regulatory requirements. Our failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition or results of operations. We may be required to incur significant costs to comply with laws and regulations in the future and these laws and regulations could have a material adverse effect upon our business, financial condition or results of operations.

     INTERNATIONAL

     We qualified to apply CE marking to the Beta-Cath(TM) System in August 1998, which allows us to sell the device in the 18 countries of the European Economic Area, or EEA, and Switzerland. Although the medical devices directive is intended to ensure free movement within the EEA of medical devices that bear the CE marking, many countries in the EEA have imposed additional requirements, such as labeling in the national language and notification of placing the device on the market. In addition, regulatory authorities in European countries can demand evidence on which conformity assessments for CE-marked devices are based and in certain circumstances can prohibit the marketing of products that bear the CE marking. Many European countries maintain systems to control the purchase and reimbursement of medical equipment under national health care programs, and the CE marking does not affect these systems.

     In order for us to market the Beta-Cath(TM) System in Japan and certain other foreign jurisdictions, we must obtain and retain required regulatory approvals and clearances and otherwise comply with extensive regulations regarding safety and manufacturing processes and quality. These regulations, including the requirements for approvals or clearance to market and the time required for regulatory review, vary from country to country, and in some instances within a country. We may not be able to obtain regulatory approvals in such countries or may be required to incur significant costs in obtaining or maintaining our foreign regulatory approvals. Delays in receipt of approvals to market our products, failure to receive these approvals or future loss of previously received approvals could have a material adverse effect on our business, financial condition, and results of operations.

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

     In addition, there are generally foreign regulatory barriers other than pre-market approval (including separate regulations concerning the distribution, use, handling and storage of radiation sources), and the export of devices must be in compliance with FDA regulations. The distribution and use of the Beta-Cath(TM) System outside the United States is subject to radiation regulatory requirements that vary from country to country and sometimes vary within a given country. Generally, each country has a national regulatory agency responsible for regulating the safe practice and use of radiation in its jurisdiction. In addition, each hospital desiring to use the Beta-Cath(TM) System is generally required to amend its radiation license to hold, handle and use the Strontium 90 sources in our device. Generally, these licenses are specific to the amount and type of radioactivity utilized. In addition, generally the use of a radiation source by a physician, either for a diagnostic or therapeutic application, also requires a license, which again is specific to the isotope and the clinical application.

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

    In international markets, market acceptance of the Beta-Cath(TM) System may be dependent in part upon the availability of reimbursement within the prevailing healthcare payment systems. Reimbursement systems vary significantly by country, and by region within some countries, and reimbursement approvals must be obtained on a country-by-country basis. In foreign markets, reimbursement is obtained from a variety of sources, including government sponsored healthcare and private health insurance plans. In some countries the healthcare systems are centrally organized, but in most cases there is a degree of regional autonomy either in deciding whether to pay for a particular procedure or in setting the reimbursement level. The way in which new devices enter the healthcare system depends on the system: there may be a national appraisal process leading to a new procedure or product coding, or it may be a local decision made by the relevant hospital department. The latter is particularly the case where a global payment is made that does not detail specific technologies used in the treatment of a patient. In most foreign countries there are also private insurance plans that may offer reimbursement for alternative therapies. Although not as prevalent as in the United States, managed care is gaining prevalence in certain European countries. We will seek international reimbursement approvals, although there can be no assurance that any such approvals will be obtained in a timely manner or at all. Failure to receive international reimbursement approvals could have an adverse effect on market acceptance of our products in the international markets in which such approvals are sought.

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

EMPLOYEES AND CONSULTANTS

    As of December 31, 2000 we directly employed 236 full-time individuals. Most of our employees have prior experience with medical device or pharmaceutical companies. We believe that we maintain good relations with our employees. None of our employees is represented by a union or covered by a collective bargaining agreement. Our success will depend in large part upon our ability to attract and retain qualified employees. We face competition in this regard from other companies, research and academic institutions and other organizations.

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

ADDITIONAL RISK FACTORS

DEPENDENCE ON THE SUCCESSFUL DEVELOPMENT AND COMMERCIALIZATION OF THE BETA-CATH SYSTEM

    We have just recently begun to commercialize the Beta-Cath(TM) System in the United States and our distribution system in Europe and certain Asian countries are still being developed. We anticipate that for the foreseeable future we will be solely dependent on the successful development and commercialization of the Beta-Cath(TM) System. Our failure to continue commercialization of the Beta-Cath(TM) System would have a material adverse effect on our business, financial condition and results of operations.

    The Beta-Cath(TM) System received FDA approval for the 30-millimeter system on November 3, 2000; however, we may be unable to:

    - manufacture the Beta-Cath(TM) System in commercial quantities at acceptable costs;

    - gain any significant degree of market acceptance of the Beta-Cath(TM) System among physicians, patients and/or health care payors;

    - broaden the Beta-Cath(TM) system marketability by obtaining approval for additional applications of our product; or

    - demonstrate that the Beta-Cath(TM) System is an attractive and cost-effective alternative or complement to other procedures, including coronary stents, competing vascular brachytherapy devices, or other competitive technologies.

    Because the Beta-Cath(TM) System is our sole near-term product focus, we could be required to cease operations if it is not successfully commercialized.

LIMITED OPERATING HISTORY; HISTORY OF LOSSES AND EXPECTATION OF FUTURE LOSSES THROUGH AT LEAST THE YEAR 2001

    We have a limited history of operations. Since our inception in May 1992, we have been primarily engaged in developing and testing our Beta-Cath(TM) System. We have generated only limited revenue and do not have experience in manufacturing, marketing or selling our products in quantities necessary for achieving profitability.

    At December 31, 2000 we had accumulated a deficit of approximately $116.3 million since our inception in 1992. The commercialization of the Beta-Cath(TM) System and other new products, if any, will require substantial additional development, clinical, regulatory, manufacturing, sales and marketing and other expenditures. We expect our operating losses to continue through at least 2001 as we continue to expand our product development, clinical trials and marketing efforts. We may never:

    - achieve commercial success in the sale of the Beta-Cath(TM) System or any other product in any countries in which we have received the necessary governmental approvals to market these products; or

    -   achieve or sustain profitability.


NO ASSURANCE OF REGULATORY APPROVALS

United States Pre-Market Approvals.
- -----------------------------------
    On November 3, 2000, we received marketing approval from the FDA for the Beta-Cath(TM) System. This approval limits our ability to promote the Beta-Cath(TM) System for use with patients who are being treated for "in-stent" restenosis in a single coronary artery with a 30-millimeter radiation source train. In order to market the Beth-Cath(TM) System with a 40-millimeter radiation source train, we will likely be required to demonstrate to the FDA through the START 40 Trial that the Beth-Cath(TM) System with the longer source train is safe and effective. In order to market the Beta-Cath(TM) System for a broader range of patients, we may seek to expand the indications for which the Beta-Cath(TM) System can be marketed to, for example, patients undergoing balloon angioplasty of previously untreated (de novo) lesions.

In order to market the Beta-Cath(TM) System for use with (1) further product design enhancements, such as varying lengths of the radiation source train or modifications to the catheter or (2) with a broader range of indications, including stand alone balloon angioplasty or previously untreated (de novo) lesions we will likely be required to demonstrate to the FDA through additional clinical trials that the Beta-Cath(TM) System is safe and effective with such product design enhancement(s) or in treating a broader range of indications and the FDA must approve a pre-market approval application, application amendment or application supplement covering the product design enhancement(s) or the broader range of indications for the device. Even if we were to receive FDA approval based on the results of the Beta-Cath(TM) System Trial, we would be limited under that approval to promoting the Beta-Cath(TM) System for use with patients who are being treated for one lesion in a single coronary artery following stand-alone balloon angioplasty.

Foreign Pre-Market Approvals.
- -----------------------------
    Sales of the Beta-Cath(TM) System outside the United States are subject to regulatory requirements that vary widely from country to country but generally include pre-marketing governmental approval. The time required to obtain approval for sale in foreign countries may be longer or shorter than required for FDA approval, and the requirements for the conduct of clinical trials, marketing authorization, pricing and reimbursement differ from those in the United States. Moreover, the export of medical devices from the United States must be in compliance with FDA regulations. In August 1998 we qualified to apply CE marking to the Beta-Cath(TM) System, a requirement necessary to sell our device in most of Western Europe. We are subject to continuing audit and reporting requirements related to this marking. We may be delayed or precluded from marketing the Beta-Cath(TM) System in other foreign countries. Foreign pre-market and other regulatory approvals of the Beta-Cath(TM) System, if granted, may include significant limitations on the indicated uses for which the device may be marketed.

Approvals to Use, Handle and Transfer Radioactive Materials.
- ------------------------------------------------------------
    Our business involves the import, export, manufacture, distribution, use and storage of Strontium-90 (Strontium/Yttrium), the beta-emitting radioisotope utilized in the Beta-Cath(TM) System 's radiation source train. Accordingly, manufacture, distribution, use and disposal of the radioactive material used in the Beta-Cath(TM) System in the United States will be subject to federal, state and/or local rules relating to radioactive material. Recently, the State of Georgia Department of Natural Resources (DNR) issued a sealed source and device registration certificate for the Company's Beta-Cath(TM) System, allowing it to be listed on the Nuclear Regulatory Commission's Sealed Source and Device Registry. The Company anticipates that the DNR will authorize Novoste to commercially distribute our radiation sources to licensed recipients in the United States. In addition, we must comply with NRC, Georgia and United States Department of Transportation regulations on the labeling and packaging requirements for shipment of radiation sources to hospitals or other users of the Beta-Cath(TM) System. Further, hospitals and/or physicians in the United States may be required to amend their radiation licenses to hold, handle and use Strontium-90 prior to receiving and using our Beta-Cath(TM) System.

LIMITED MANUFACTURING EXPERIENCE; SCALE-UP RISK

    To date, we have not yet successfully commercialized the Beta-Cath(TM) System, and our manufacturing activities have consisted of producing small quantities of our products for use in clinical trials and our initial product launch in Europe and the United States. To achieve profitability, the Beta-Cath(TM) System must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. Production in commercial quantities will require us to expand our manufacturing capabilities and to hire and train additional personnel. We have no experience in manufacturing our products in commercial quantities. We may encounter difficulties in scaling up production, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. Difficulties encountered in manufacturing scale up could have a material adverse effect on our business, financial condition and results of operations. We cannot assure that future manufacturing difficulties, which could have a material adverse effect on our business, financial condition and results of operations, will not occur.

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

PRICE VOLATILITY AND FLUCTUATIONS IN OPERATING RESULTS

    The market price of our common stock could decline below the public offering price. Specific factors relating to our business or broad market fluctuations may materially adversely affect the market price of our common stock. The trading price of our common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations, new products or clinical data announced by us or our competitors, governmental regulatory action, developments with respect to patents or proprietary rights, general conditions in the medical device or cardiovascular device industries, changes in earnings estimates by securities analysts, or other events or factors, many of which are beyond our control. In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many medical device companies and which have often been unrelated to the operating performance of such companies. Our revenue or operating results in future quarters may be below the expectations of securities analysts and investors. In such an event, the price of our common stock would likely decline, perhaps substantially. During the twelve month period ended March 30, 2001, the closing price of our common stock ranged from a high of $61.00 per share to a low of $14.00 per share and ended that period at $17.5625 per share.

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

Item 2. PROPERTIES

    The Company's facilities are located in Norcross, Georgia and consist of two separate locations totaling approximately 70,000 square feet of leased office and manufacturing space, including a 1,700 square foot class 100,000 clean room. Our European operations are housed in a 2,000 square foot leased space in Brussels, Belgium.

Item 3. LEGAL PROCEEDINGS

    None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

Item 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers and directors are as follows:

     NAME                        AGE   POSITION
     ----                        ---   --------

     William A. Hawkins........  46    Chief Executive Officer,
                                       President and Director

     Edwin B. Cordell..........  42    Chief Financial Officer
     Michael E. Lussier........  44    Vice President, European Operations
     Cheryl R. Johnson.........  38    Vice President, Investor Relations and
                                       Business Development and Secretary
     Adam G. Lowe..............  38    Vice President, Quality Assurance and
                                       Regulatory Affairs
     Daniel G. Hall............        Vice President and General Counsel
     Donald J. Webber..........  38    Vice President, Manufacturing
     Douglas B. Schumer, Ph.D..  50    Vice President, Research and Development
     Robert N. Wood, Jr........  46    Vice President, Sales
     Richard diMonda...........  50    Vice President, Marketing

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

    Edwin B, Cordell, Jr. Mr. Cordell joined the company in May 2000 as Vice President of Finance and Chief Financial Officer. From November 1994 through April 2000, Mr. Cordell was Vice President of Finance and Chief Financial Officer of CryoLife Inc. (NYSE: CRY), a producer of implantable living human tissues and adhesives for surgical use. From August 1987 to November 1994, Mr. Cordell served as Controller and Chief Financial Officer of Video Display Corporation, a publicly held consumer electronics manufacturing and distribution company. Mr. Cordell, a CPA, received his B.S. in Accounting from the University of Tennessee.

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

    Adam G. Lowe. Mr. Lowe joined the Company in June 1999 as our Vice President, Quality Assurance. Effective May 2000, Mr. Lowe also took on the additional responsibility of Vice President, Regulatory Affairs. From July 1993 to June 1999 Mr. Lowe worked for various divisions of C.R. Bard, Inc., a diversified medical device manufacturer, having served most recently as the Vice President, Quality at Bard Access Systems, Mr. Lowe received a B.S. in Materials Science and Engineering from North Carolina State University and became an ASQ Certified Quality Engineer in 1992.

    Daniel G. Hall. Mr. Hall joined the Company in June 2000 as Vice President and General Counsel. He served as vice president, secretary and general counsel of Cordis Corporation beginning in 1981 until the company was acquired by Johnson & Johnson in 1995. From 1995 to 1999, Mr. Hall managed his own private law practice. From June 1999, he practiced with Feldman, Gale & Weber, P.A. in Miami, Florida, serving as managing attorney from December 1999 to June 2000.

    Donald J. Webber. Mr. Webber joined the Company in March 1998 as Director of Manufacturing and has served as our Vice President, Manufacturing since January 2000. From July 1996 through March 1998, Mr. Webber worked for Abiomed, Inc., a manufacturer of cardiac products, as Director of Operations. From January 1995 to July 1996, Mr. Webber was employed by Cabot Medical Corporation, a medical device manufacturer, as Plant Manager and from 1988 to 1995 he was employed by Cordis Corporation, a manufacturer of cardiovascular products. Mr. Webber received an MBA from Nova Southeastem University and a B.S. degree in Industrial Engineering from the State University of New York, Binghamton.

    Richard diMonda. Mr. diMonda joined the Company in September of 1997 as a consultant in January 1998 as Senior Director of Strategic Marketing and has served as our Vice President of Marketing since April of 2000. From March 1987 through August 1997, Mr. diMonda worked for Dornier Medical Systems, Inc., as Director of Corporate Development. From April 1976 to March 1987, Mr. diMonda was employed by American Hospital Association as Director, Division of Clinical Services and Technology. Mr. diMonda received an MBA from Keller Graduate School of Management, a M.S. degree in Biomedical Engineering from Drexel University, and a Bachelor of Electrical Engineering from Villanova University.

    Douglas B. Schumer, Ph.D. Dr. Schumer joined the company in August 2000 as Vice President, Research and Development. Prior to joining Novoste, Dr. Schumer served as Director of Technology Development and Acquisition for Guidant Corporation. Prior to the formation of Guidant, he previously served as CPI's Vice President of Research and Development. He joined CPI in 1990. From 1980-1990 he was employed by Ohaus Corporation, a subsidiary of Mettler/Ciba/Geigy in various technical management positions, most recently as its Vice President of Engineering and Research. Dr. Schumer was a member of the technical staff at Bell Telephone Laboratories from 1977-1980. He graduated from Carnegie Mellon University with a B.S. in Physics and received a M.S. degree in Measurement and Control/Instrumentation Science. He received his Ph.D. in Electrical Engineering from Rensselaer Polytechnic Institute.

    Robert N. Wood, Jr. Bob Wood joined the company in June 2000 from Perclose, a manufacturer of arterial closure devices that was acquired by Abbott Laboratories in 1999. He served as the Eastern regional sales manager of Perclose from 1997-2000. From 1987-1997, Mr. Wood was employed by Cordis Corporation (a Johnson & Johnson Company), where he held various senior sales management positions, most recently that of national sales manager for Cordis' Endovascular Systems division. He began his career in the medical device business as a sales representative for Medrad, Inc. in 1983.

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's Common Stock has been traded on the Nasdaq National Market (Nasdaq symbol: NOVT) since May 1996. The number of record holders of the Company's Common Stock at February 28, 2001 was 98, excluding beneficial owners of shares registered in nominee or street name. The Company has not paid any dividends since its inception, other than the distribution of the Shareholder Rights described in Item 1: Issuance Of Preferred Stock May Adversely Affect Rights of Common Shareholders or Discourage a Takeover, and does not intend to pay any dividends in the foreseeable future.

The range of high and low closing sale prices for the Common Stock is as follows:

                  QUARTER ENDED              HIGH          LOW
          ----------------------------     --------      ------

          Year Ended December 31, 1999
               March 31, 1999              $  30.25    $  18.875
               June 30, 1999               $ 27.875    $   19.75
               September 30, 1999          $  24.75    $  16.875
               December 31, 1999           $ 17.688    $   11.00

          Year Ended December 31, 2000
               March 31, 2000              $  48.75    $   17.00
               June 30, 2000               $  61.00    $ 36.2500
               September 30, 2000          $60.8125    $ 39.1875
               December 31, 2000           $43.4375    $   22.50

On March 30, 2001 the last reported sale price for the Common Stock was $17.5625.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following table sets forth our selected consolidated financial data. The selected consolidated financial data in the table as of and for the years ended December 31, 2000, 1999, and 1998 are derived from our consolidated financial statements which have been audited by Ernst & Young LLP, independent auditors, as indicated in their report included elsewhere in this Report on Form 10-K. The selected consolidated financial data as of and for the years ended December 31, 1997 and 1996 are derived from our financial statements which have also been audited by Ernst & Young LLP and which have not been included in this Report on Form 10-K. You should read this data in conjunction with the consolidated financial statements and accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report on Form 10-K.

                                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                               -----------------------------------------------------------------
                                                                    2000           1999         1998         1997        1996
                                                                 -----------    ----------    --------    ----------    --------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
      CONSOLIDATED STATEMENT OF OPERATIONS DATA:
      Net sales and revenues...............................       $    6,530     $   1,823    $     19     $      29      $     --
      Costs and expenses:
        Cost of sales......................................            4,258         1,642         117            --            --
        Research and development...........................           17,119        22,889      21,089        12,873         4,647
        Sales and Marketing................................           15,651         6,606       3,074         1,022           581
        General and administrative.........................            6,321         3,775       2,528         1,736         1,575
                                                                 -----------    ----------    ---------   ----------    ----------
      Loss from operations.................................          (36,819)      (33,089)    (26,789)      (15,602)       (6,803)
      Interest income (expense), net.......................            3,745         2,169       2,127         1,389           864
                                                                 -----------    ----------    ---------   ----------    ----------
      Net loss.............................................       $  (33,073)    $ (30,920)   $(24,662)    $ (14,213)     $ (5,939)
                                                                 ===========    ==========    =========   ===========   ==========
      Basic and diluted net loss per share(1)..............       $    (2.13)    $   (2.30)   $  (2.34)    $   (1.64)     $  (0.91)
                                                                 ===========    ==========    =========   ===========   ==========
      Weighted average shares outstanding(1)...............           15,517        13,433      10,536         8,665         6,543

                                                                                 AS OF DECEMBER 31,
                                                                    -----------------------------------------------------------

                                                                       2000        1999        1998          1997        1996
                                                                    ---------   ---------   ----------  ----------    ---------
                                                                                      (IN THOUSANDS)
                    CONSOLIDATED BALANCE SHEET DATA:
                    Working capital..........................      $   53,742   $  38,090   $   21,797    $  46,064   $  26,849
                    Total assets.............................          77,073      49,367       29,482       49,796      29,255
                    Long-term liabilities....................             401           -            -            -           -
                    Accumulated deficit......................        (116,275)    (83,201)     (52,281)     (27,619)    (13,406)
                    Total shareholders' equity ..............          67,042      43,065       24,517       47,369      28,434

- --------------

(1) See note 1 to the consolidated financial statements for an explanation of the method used to compute net loss per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

         The statements contained in this Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and risks which could cause our actual results to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and risks are discussed under "Item 1--Business" and in this Item
7. Additional risk factors include those that may be set forth in reports filed by the Company from time to time on Forms 10-K, 10-Q and 8-K. We do not undertake any obligation to update any forward-looking statements.

OVERVIEW

    Novoste commenced operations as a medical device company in May 1992. Since 1994, we have devoted substantially all of our efforts to developing the Beta-Cath(TM) System. On November 3, 2000, Novoste received U.S. marketing approval for the Beta-Cath(TM) System from the FDA for use in patients suffering from "in-stent restenosis", a condition in which coronary stents become clogged with new tissue growth.

Since our inception through December 31, 2000 we earned minimal revenues and experienced significant losses in each period. The Company commenced the active marketing of the Beta-Cath(TM) System in Europe in January 1999. We have generated only limited revenue and do not have experience in manufacturing, marketing or selling our products in quantities necessary for achieving profitability. At December 31, 2000 we had an accumulated deficit of approximately $116.3 million. We expect to continue to incur significant operating losses through at least 2001 as we allocate significant resources to increasing our manufacturing operations, both internally and with outside vendors, invest significantly in expanding our sales and marketing efforts in support of United States market development and increase our administrative activities to support our growth. At the same time we will continue to conduct clinical trials and research and development projects in order to expand the opportunities for our technology.

While the Beta-Cath(TM) System has been approved by the FDA for use in patients suffering from in-stent restenosis, future clinical trials may not demonstrate the safety and effectiveness of other or different applications or utilizations of the product. Additionally, the hospitals and catheterization labs that will be our customers may not obtain necessary approvals for the Beta-Cath(TM) System from the state, federal or foreign governmental agencies that regulate the medical use of radiation. Our research and development efforts may not be successfully completed. Manufacturing of our products may be delayed by production problems or our vendors may be unable to produce sufficient quantities to meet our needs. We may not successfully introduce the Beta-Cath(TM) System or attract any significant level of market acceptance for the Beta-Cath(TM) System or any other product we develop. We may never achieve significant revenues from sales of our Beta-Cath(TM) System and we may never achieve or sustain profitability.


RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2000 and 1999

The net loss for the year ended December 31, 2000 was $33,073,000, or $2.13 loss per share, as compared to $30,920,000, or $2.30 loss per share, for the year earlier. The increase in net loss for the twelve months ended December 31, 2000 was due to increased sales and marketing expenses related to our United States and European operations compared to the prior year. This was partially offset by lower clinical trial expenses during the twelve months ended December 31, 2000. The decrease in the loss per share was due to more shares outstanding in 2000 than in 1999.

Net Sales and Revenues. Net sales and revenues were $6,530,000 for the year ended December 31, 2000 as compared to $1,823,000 for the year ended December 31, 1999. The increase in net sales was primarily due to the increase in number of active sites, including 21 sites that were opened in the United States market, and the increase in utilization rates within these sites as compared to the year earlier period. Within Europe, Germany represented 74% of total company revenues in the twelve months ended December 31, 2000. Internationally, with the exception of the Australian and New Zealand distributors, sales are denominated in Euros. The Euro declined 11% as compared to the year earlier period. The Company's distributor for the markets of Australia, New Zealand and China accounted for 20% of net sales in 2000 compared to 14% in 1999.

On November 3, 2000, the FDA granted marketing approval for the Company's Beta-Cath(TM) System in the United States market, and Novoste began immediately marketing the product through its direct sales force. The Company earns revenue from sales of catheters and from sales of license and lease agreements to use the radiation source trains and transfer devices included in the Beta-Cath(TM) System. The Company retains ownership of the radiation source trains and transfer devices and enters into either a one-year lease or license agreement with its customers. Payments under these arrangements are either due in full at the inception of the agreement or over the term of the agreement as catheters are purchased. Revenue recognition begins once an agreement has been executed, the system has been shipped, and all licensing and other requirements to use the system have been completed. The Company is dependent upon market acceptance of the Beta-Cath(TM) System in the United States.

During 1999 and through the second quarter of 2000, all payments under license agreements were payable at the inception of the agreement. These agreements were accounted for as sales-type leases and, accordingly, revenue and the related costs of sales were recognized upon shipment. Beginning in the third quarter of 2000, after the Company determined the estimated useful life of the system exceeded one year, license and lease agreements were determined to be operating leases and, accordingly, revenue has been recorded over the one year term of the related agreements and costs are recorded over an eighteen month estimated useful life. During 2000 and 1999, approximately $365,000 and $713,000, respectively was earned related to the lease of radiation of transfer devices and is included in net sales and revenue.

The Company has evaluated the impact of Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, on its revenue recognition policies and has concluded, based on its current understanding of the SEC's ongoing interpretation of SAB 101, that the adoption of SAB 101 in 2000 would not require the Company to change its revenue recognition policies in its Annual Financial Statements. The Company had previously disclosed and reported in its Form 10-Q for the quarter ended September 30, 2000, that the adoption of SAB 101 would require a change in its revenue recognition policies. See Note 10.

Cost of Sales. Cost of sales consist primarily of direct labor, allocated manufacturing overhead, third-party contractor costs, royalties and the acquisition cost of raw materials and accessories. Our gross margin in 2000 was $2,272,000, or 35% of net sales, compared to a gross margin of $181,000, 0r 10% of net sales in 1999. The increase in gross margin on both an absolute and percentage basis is due to the higher sales and production volumes and improved production yields as the Company transitions out of the start-up phase. The Company expects gross margins to continue to improve in the future with higher sales and production volumes.

Research and Development Expenses. Research and development expenses decreased 25% to $17,119,000 for the twelve months ended December 31, 2000 from
$22,889,000 for the twelve months ended December 31, 1999.   These decreases
were primarily the result of decreased clinical trial expense related to the completion of patient enrollment in the pivotal trials, the largest expense of which was the costs of supplying product to clinical sites. Research and development expenses were favorably impacted by the recent approval of the Beta-Cath(TM) System. The Company anticipates increasing research and development expenses in 2001 as it pursues product improvements and line extensions, some of which may require additional clinical trials.

Sales and Marketing Expenses. Sales and marketing expenses increased 137% to $15,651,000 for the year ended December 31, 2000 as compared to $6,606,000 for the previous year. These increases were primarily the result of higher personnel, trade show, consulting and promotional literature costs associated with marketing the Company's product on a direct basis in Europe and significant expenses in recruiting, training and retaining a United States sales force for the launch of the Beta-Cath(TM) System in the United States. The Company expects sales and marketing expenses to increase significantly in the future as direct distribution is expanded in Europe and the United States.

General and Administrative Expenses. General and administrative expenses increased 67% to $6,321,000 for the year ended December 31, 2000 from $3,775,000 for the year ended December 31, 1999. The increase for this twelve month period was primarily the result of additional management personnel and higher salaries and the increase in infrastructure (accounting, information systems, human resources and benefits) to support a commercial company. The Company expects general and administrative expenses to continue to increase in the future in support of a higher level of operations.

Interest Income. Net interest income increased 72% to $3,745,000 for the twelve months ended December 31, 2000 from $2,169,000 for the same period a year earlier. The increase in interest income for the quarter and the year-to-date was primarily due to the increase in average cash equivalent and short-term investment balances arising from the private placement equity offering in March and April 2000, as well as an increase in cash on hand due to a large number of stock option exercises at the end of June, 2000.

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

    Net Sales and Revenues. Net sales and revenues were $1,823,000 for the year ended December 31, 1999 as compared to $19,000 for the year ended December 31, 1998. The Company recorded its first sale of the Beta-Cath(TM) System in December 1998 and began actively marketing the device during the second quarter of 1999. Net sales and revenues includes sales of the Beta-Cath(TM) catheter and installation fees for the Beta-Cath(TM) transfer device. The Company's distributor for the markets of Australia, New Zealand and China accounted for 14% of net sales in 1999.

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

    Research and Development Expenses. Research and development expenses increased 9% to $22,889,000 for the year ended December 31, 1999 from $21,089,000 for the year ended December 31, 1998. These increases were primarily a result of (a) costs of patient enrollment and follow-up in three pivotal clinical trials: the Beta-Cath(TM) System Trial, the START Trial and the START 40 Trial, as well as a market registry trial in Europe; (b) the cost of supplying the Beta-Cath(TM) System to all the clinical sites; (c) legal and filing costs associated with domestic and foreign patent applications; and (d) costs related to the ongoing development of the Beta-Cath(TM) System; including a smaller radiation source and catheter.

    Sales and Marketing Expenses. Sales and marketing expenses increased 215% to $6,606,000 for the year ended December 31, 1999 from $3,074,000 for the year ended December 31, 1998. These increases were primarily the result of higher personnel, trade show, consulting and promotional literature costs associated with launching the Company's product and setting up a direct sales operation in Europe. The Company expects sales and marketing expenses to increase significantly in the future as distribution is expanded in Europe, and if and when the Beta-Cath(TM) System is approved by the FDA and launched commercially in the U.S.

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

LIQUIDITY AND CAPITAL RESOURCES

During the years ended December 31, 2000, 1999 and 1998, the Company used cash to fund operations of $30.2 million, $30.8 million, and $21.4 million, respectively. At December 31, 2000 the Company had commitments to purchase $7.4 million in inventory components of the Beta-Cath(TM) System over the next year. In addition, on October 14, 1999 the Company signed a development and manufacturing supply agreement with AEA Technologies QSA GmbH for a second source of radioisotope supply and for the development of a smaller diameter source. This agreement provides for the construction of a production line over the period October 1, 1999 to August 2001. The cost of this production line is estimated at $4.0 million and is being paid by the Company as construction progresses. Through December 31, 2000, the Company has paid $2,377,000 towards this commitment. Because of the development, manufacturing scale-up and commercialization of the Beta-Cath(TM) System, Novoste's future cash needs for operating and investing activities are anticipated to be higher than historical levels subject to the factors discussed below.

Significant proportions of key components and processes relating to the Company's products are purchased from single sources due to technology, availability, price, quality, and other considerations. Key components and processes currently obtained from single sources include isotopes, protective tubing for catheters, proprietary connectors, and certain plastics used in the design and manufacture of the transfer device. In the event a supply of a key single-sourced material or component was delayed or curtailed, the Company's ability to produce the related product in a timely manner could be adversely affected. The Company attempts to mitigate these risks by working closely with key suppliers regarding the Company's product needs and the maintenance of strategic inventory levels.

The Company has entered into a license agreement with a physician pursuant to which he is entitled to receive a royalty on the net sales of the Beta-Cath(TM) System (excluding consideration paid for the radioactive isotope), subject to a maximum payment of $5,000,000. Royalty fees to the physician aggregated $63,200 and $11,250 in 2000 and 1999 and have been expensed in Cost of Sales. No royalty fees were paid in 1998 under this license agreement.

On January 30, 1996, the Company entered into a license agreement whereby Emory University assigned its claim to certain technology to the Company for royalties based on net sales (as defined in the agreement) of products derived from such technology, subject to certain minimum royalties. The royalty agreement term is consistent with the life of the related patent and applies to assignments of the patent technology to a third party. Royalty fees to Emory University aggregated $146,050 and $36,330 in 2000 and 1999 and have been expensed in Cost of Sales. No royalty fees were paid in 1998 under this license agreement.

On March 19, 1999 the Company completed a follow-on public offering of 2,400,000 newly issued shares of its common stock at a public offering price of $20 per share. On March 24, 1999 the Company issued an additional 160,000 shares of common stock pursuant to the exercise of the underwriters' over-allotment option. Net proceeds to the Company after the exercise of the underwriters' over-allotment option and all related expenses totaled $47.4 million.

On April 7, 2000 the Company completed a private placement offering, in which we sold 1,463,500 shares of our common stock at $35.00 per share. The placement raised net proceeds of approximately $49 million, of which $5 million was received during the second quarter. After the offering, we had 15.85 million shares of common stock outstanding. The Company also received approximately $7.1 million during the year from the exercise of stock options.

The Company's principal source of liquidity at December 31, 2000 consisted of cash, cash equivalents and short-term investments of $57.2 million. The Company did not have any credit lines available or outstanding borrowings at December 31, 2000.

The Company anticipates that its operating losses will continue through at least 2001 as it expends substantial resources to expand sales and marketing activities. We believe that our existing capital resources will be sufficient to fund the Company through the second quarter of 2002, but those resources may prove insufficient. The Company's future liquidity and capital requirements will depend upon numerous factors, including, among others: market acceptance and demand for its products; the resources required to maintain a direct sales force in the United States and in the larger markets of Europe, develop distributors internationally, and to expand manufacturing capacity; the resources the Company devotes to the development, manufacture and marketing of its products; the receipt of and the time required to obtain additional regulatory clearances and approvals; the resources required to gain such approvals; and the progress of the Company's clinical research and product development programs. Novoste may in the future seek to raise additional funds through bank facilities, debt or equity offerings or other sources of capital. Additional financing, if required, may not be available on satisfactory terms, or at all.

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

At December 31, 2000, the Company had $21.7 million in cash equivalents with a weighted average interest rate of 6.32% and $30.7 million in available for sale investments with a weighted average interest rate of 6.67%. At December 31, 1999 the Company had $6.8 million in cash equivalents with a weighted average interest rate of 5.92% and $34.3 million in available for sale investments with a weighted average interest rate of 5.55%. All investments mature, by policy, in one year or less.

FOREIGN CURRENCY RISK

International revenues from the Company's foreign direct sales and distributor sales comprised 72% of total revenues for the year ended December 31, 2000 and 100% for the year ended December 31, 1999. With the exception of the Australian, Chinese and New Zealand distributor, which sales are denominated in U.S. dollars, sales are denominated in Euros. The Company experienced an immaterial amount of transaction gains and losses for the year ended December 31, 2000. The Company is also exposed to foreign exchange rate fluctuations as the financial results of its Dutch, Belgian, German and French subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results when translated, may vary from expectations and adversely impact overall expected profitability. The net effect of foreign exchange rate fluctuations on the Company during the year ended December 31, 2000 was not material.

Item 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, with the report of the independent auditors, listed in Item 14, are included in this Annual Report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

Not applicable.

                                   PART III

Incorporated by reference.

This information required by Part III of this Form 10-K is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14(a) for its 2001 Annual Meeting of Stockholders (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

Item 10.  Directors and Executive Officers of the Registrant

The information on directors required by Items 401 and 405 of Regulation S-K is incorporated herein by reference to the Company's definitive Proxy Statement ("Proxy Statement"), which will be filed with the Securities and Exchange Commission ("SEC") within 120 days after December 31, 2000.

Information concerning the Company's executive officers required by Item 401(b) of Regulation S-K appears in Part I of this Annual Report on Form 10-K.

Item 11.  Executive Compensation

The information required by Item 402 of Regulation S-K is incorporated herein by reference to the Company's Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2000, except that the Report of the Compensation Committee and the Stock Performance Graph contained in the Proxy Statement are specifically excluded from incorporation by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by Item 403 of Regulation S-K is incorporated herein by reference to the Company's Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2000.

Item 13.  Certain Relationships and Related Transactions

The information required by Item 404 of Regulation S-K is incorporated herein by reference to the Company's Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2000.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. Index to Financial Statements.

The following consolidated financial statements of Novoste Corporation are included herein:

                                                                     Page Number

Report of Independent Auditors                                          [F-1]

Consolidated Balance Sheets as of December 31, 2000 and 1999            [F-2]

Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998                                      [F-3]

Consolidated Statements of Shareholders' Equity for the years ended
  December 31, 2000, 1999 and 1998                                      [F-4]

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998                                      [F-5]

Notes to Consolidated Financial Statements                              [F-6]

     2.  Financial Statement Schedules.

Information required by consolidated financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission is included in the Notes to Consolidated Financial Statements; thereby eliminating the needs for these schedules.

      3.  Exhibits.

The exhibits listed in the accompanying Index to Exhibits immediately following the financial statement schedules are filed with this report.

(b)

Reports on Form 8-K.

The following reports were filed on Form 8-K by the Registrant during the fiscal quarter ended December 31, 2000.

1. The Company filed a Form 8-K on October 17, 2000 to disclose under "Item 5 - Other Events" a press release announcing that it had received a letter from the U.S. Food and Drug Administration stating that its Beta-Cath(TM) System is approvable. The Company also announced the dates when results of various clinical trials would be announced at scientific meetings. In the same Form 8-K under Item 5 - Other Events, the Company disclosed that it had issued a press release announcing the third quarter 2000 financial results.

2.  The Company filed a Form 8-K on October 19, 2000 to disclose under "Item 5
- - Other Events" a press release announcing that interim results of the Registrant's START 40 Trial were presented at the Transcatheter Cardiovascular Therapeutics (TCT) conference in Washington, D.C.

Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report commencing on page __ of this report.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Novoste Corporation

    We have audited the accompanying consolidated balance sheets of Novoste Corporation (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                Ernst & Young LLP

Atlanta, Georgia
January 29, 2001

                              NOVOSTE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                           DECEMBER 31,
                                                                 ---------------------------------
                                                                       2000                1999
                                                                 ---------------------------------
               ASSETS
Current assets:
  Cash and cash equivalents..................................    $  26,512,398     $     7,091,025
  Short-term investments.....................................       30,655,436          34,332,667
  Accounts receivable, net of allowance of $311,310
  and $0, respectively  (Note 1).............................        4,469,781             968,804
  Inventories................................................        1,251,687           2,513,981
  Prepaid expenses and other current assets..................          482,383             216,742
                                                                 -------------     ---------------
     Total current assets....................................       63,371,685          43,123,219
                                                                 -------------     ---------------
Property and equipment, net..................................        7,277,734           3,509,203
Radiation and transfer devices, net..........................        5,480,948                   -
Other assets.................................................          942,427             734,980
                                                                 -------------     ---------------
                                                                 $  77,072,794     $    49,367,402
                                                                 =============     ===============
               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...........................................    $   3,425,250     $     1,112,678
  Accrued expenses...........................................        5,415,277           5,189,880
  Deferred revenue...........................................          580,817                   -
  Capital lease obligations..................................          208,805                   -
                                                                 -------------     ---------------
Total current liabilities....................................        9,630,149           6,302,558
                                                                 -------------     ---------------
Long-term liabilities:
                                                                 -------------     ---------------
  Capital lease obligations..................................          400,526                   -
                                                                 -------------     ---------------

Shareholders' equity:
 Preferred stock, $.01 par value, 5,000,000 shares
   authorized, no shares issued and outstanding..............                -                   -
 Common stock, $.01 par value, 25,000,000 shares
   authorized; 16,094,635 and 14,201,632 shares issued,
   respectively..............................................          160,946             142,016
 Additional paid-in capital..................................      184,511,610         128,182,542
 Accumulated other comprehensive (loss) income...............          (93,690)             57,722
 Accumulated deficit.........................................     (116,274,687)        (83,201,214)
                                                                 -------------     ---------------
                                                                    68,304,179          45,181,066
 Less treasury stock, 5,780 shares of common stock at........          (23,840)            (23,840)
  cost
 Unearned compensation.......................................       (1,238,220)         (2,092,382)
                                                                 -------------     ---------------
     Total shareholders' equity..............................       67,042,119          43,064,844
                                                                 -------------     ---------------
                                                                 $  77,072,794     $    49,367,402
                                                                 =============     ===============

                            See accompanying notes

                               NOVOSTE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  YEAR ENDED DECEMBER 31,
                                    --------------------------------------------------
                                          2000             1999             1998
                                    --------------------------------------------------
Net sales and revenue...........      $   6,529,581    $   1,823,394    $      18,775
Cost of sales...................          4,257,602        1,642,395          116,633
                                    --------------------------------------------------
Gross margin....................          2,271,979          180,999          (97,858)

Operating expenses:
 Research and development.......         17,118,976       22,889,182       21,088,740
 Sales and marketing............         15,650,756        6,606,337        3,074,245
 General and administrative.....          6,321,186        3,775,154        2,527,917
                                    --------------------------------------------------
Total operating expenses........         39,090,918       33,270,673       26,690,902
                                    --------------------------------------------------
Loss from operations............        (36,818,939)     (33,089,674)     (26,788,760)
                                    --------------------------------------------------
Interest income, net............          3,745,466        2,169,462        2,126,867
                                    --------------------------------------------------
Net loss........................      $ (33,073,473)   $ (30,920,212)   $ (24,661,893)
                                    ==================================================
Net loss per share-basic and
diluted.........................      $       (2.13)   $       (2.30)   $       (2.34)
Weighted average shares
outstanding.....................         15,517,272       13,433,226       10,536,034

                            See accompanying notes.

                              NOVOSTE CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                  Accumulated
                                  Common Stock       Additional      Other
                             ---------------------    Paid-In    Comprehensive  Accumulated   Treasury     Unearned
                                Shares      Amount    Capital       Income        Deficit      Stock     Compensation       TOTAL
                             -------------------------------------------------------------------------------------------------------
Balance at January 1, 1998   10,332,042  $ 103,320  $74,908,631  $           - $(27,619,109)  $(23,840) $           -  $  47,369,002
Issuance of stock for
  consulting services,
  10,000
  shares at $29.625 per
  share, 3,000 shares at
  $22.0625 per share             13,000        130      632,308              -            -          -              -       632,438
Issuance of stock for
 deferred compensation to
 an officer, at $25.75 per
 share                           14,000        140      360,360              -            -          -       (360,500)            -
Issuance of stock for
 compensation to an officer,
 at $25.75 per share              6,000         60      154,440              -            -          -              -       154,500
Amortization of unearned
 compensation                         -          -            -              -            -          -         52,573        52,573
Exercise of stock options
at $0.25 to $16.00 per share    339,775      3,398      967,075              -            -          -              -       970,473
Net loss                              -          -            -              -  (24,661,893)         -              -   (24,661,893)
                             ------------------------------------------------------------------------------------------------------
Balance at December 31, 1998 10,704,817    107,048   77,022,814                 (52,281,002)   (23,840)      (307,927)   24,517,093
Issuance of stock in
 secondary offering at $20
 per share, net of issuance
 costs of $3,776,228          2,560,000     25,600   47,398,172              -            -          -              -    47,423,772

Issuance of restricted Stock
 for compensation to
 officers, 10,000 shares
 at $23.56, 25,000 shares
 at $20.75                       35,000        350      754,025              -            -          -       (754,375)            -
Deferred compensation
 relating to issuance of
 certain stock options                -          -    1,792,500              -            -          -     (1,792,500)            -

Deferred consulting
 charges on stock option
 grants                               -          -      234,597              -            -          -              -       234,597
Amortization of unearned
 compensation and
 deferred consulting                  -          -      112,500              -            -          -        762,420       874,920
Exercise of stock options at
 $0.25 to $17.25 per share      901,815      9,018      867,934              -            -          -              -       876,952

Comprehensive income (loss):

 Translation adjustment               -          -            -         57,722            -          -              -        57,722

 Net loss                             -          -            -              -  (30,920,212)         -              -   (30,920,212)
                                                                                                                        -----------
 Total comprehensive loss             -          -            -              -            -          -              -   (30,862,490)
                             ------------------------------------------------------------------------------------------------------
Balance at December 31, 1999 14,201,632    142,016  128,182,542         57,722  (83,201,214)   (23,840)    (2,092,382)   43,064,844

Issuance of Stock in private
  placement, 1,463,500 shares
  at $35 per share, net of
  issuance cost of $2,525,275       1,463,500   14,635   48,682,590        -              -          -             -     48,697,225

Issuance of restricted stock for
  compensation to officer and
  employees, 1500 shares at
  $41 per share, 1,950 shares
  at $22.50 per share                   3,450       35      105,340        -              -          -      (105,375)             -

Cancellation of unvested
  equity awards issued to
  officer                              (7,500)     (75)    (249,300)       -              -          -       249,375              -

Other equity transactions                   -        -      114,880        -              -          -             -        114,880

Amortization of unearned
  compensation                              -        -            -        -              -          -       710,162        710,162

Deferred consulting charges
  on stock option grants                    -        -      328,876        -              -          -             -        328,876

Exercise of stock options at
$1.00 to $29.63                       426,544    4,265    7,141,874        -              -          -             -      7,146,139

Issuance of stock under
  employee stock purchase
  plan, 3,219 shares at $36.125
  and 3,790 shares at $23.375           7,009       70      204,808        -              -          -             -        204,878
Comprehensive loss:

  Translation Adjustment                    -        -            - (151,412)             -          -             -       (151,412)

  Net loss                                                                      (33,073,473)                            (33,073,473)
                                                                                                                       ------------
Comprehensive loss                                                                                                      (33,224,885)
                                   ------------------------------------------------------------------------------------------------
                                   16,094,635 $160,946 $184,511,610 $(93,690) $(116,274,687)  $(23,840)  $(1,238,220)  $ 67,042,119
                                   ========== ======== ============ ========  =============   ========   ===========   ============

                            See accompanying notes.

                              NOVOSTE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------------------------
                                                                             2000               1999                1998
                                                                        ----------------------------------------------------
        CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss......................................................  $  (33,073,473)     $  (30,920,212)   $ (24,661,893)
        Adjustments to reconcile net loss to net cash used by
         operating activities:
         Depreciation and amortization................................       1,456,892             929,769          671,286
         Amortization of radiation and transfer devices...............         131,815
         Issuance of stock for services or compensation...............         328,877             347,097          786,938
         Amortization of deferred compensation........................         710,162             762,420          250,274
         Provision for doubtful accounts..............................         311,310                   -                -
         Change in assets and liabilities:
         Accounts receivable..........................................      (3,812,287)           (960,029)          (8,775)
         Inventory....................................................       1,262,294          (1,976,630)        (537,351)
          Prepaid expenses and other current assets...................        (265,640)            (48,600)         (80,043)
         Accounts payable.............................................       2,312,572              53,087          535,913
         Accrued expenses and taxes withheld..........................         225,397           1,284,332        2,002,272
         Deferred revenue.............................................         580,817                   -                -
         Other........................................................        (374,298)           (298,366)        (360,254)
                                                                        ---------------------------------------------------
        Net cash used by operations...................................     (30,205,562)        (30,827,132)     (21,401,633)

        CASH FLOWS FROM INVESTING ACTIVITIES
        Maturities (purchase) of short-term investments, net..........       3,677,231         (10,637,216)     (11,286,666)
        Purchase of property and equipment............................      (4,548,405)         (2,097,868)      (1,923,590)
        Purchase of radiation and transfer devices....................      (5,612,763)
                                                                        ---------------------------------------------------
        Net cash used by investing activities.........................      (6,483,937)        (12,735,084)     (13,210,256)

        CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from issuance of common stock........................      56,163,120          48,300,724          970,473
        Payments on capital lease obligations.........................         (52,248)                  -                -
                                                                        ---------------------------------------------------
        Net cash provided by financing activities.....................      56,110,872          48,300,724          970,473

        Net increase (decrease) in cash and cash equivalents..........      19,421,373           4,738,508      (33,641,416)
        Cash and cash equivalents at beginning of period..............       7,091,025           2,352,517       35,993,933
                                                                        ---------------------------------------------------
        Cash and cash equivalents at end of period....................  $   26,512,398      $    7,091,025    $   2,352,517
                                                                        ===================================================

        SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
         Cash paid for interest on capital lease obligations..........  $       17,004      $            -    $           -

        Noncash investing and financing activities:
           Assets acquired under capital leases                                661,000                   -                -


                            See accompanying notes.

                              NOVOSTE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION

Novoste Corporation (the "Company") was incorporated on January 8, 1987 and remained dormant until May 22, 1992 (date of inception) at which time it was capitalized. The Company is a medical device company that is engaged in commercializing the Beta-Cath(TM) System, an intraluminal beta radiation catheter delivery system designed to reduce restenosis subsequent to percutaneous transluminal coronary angioplasty. In the course of its development activities the Company has sustained operating losses and expects losses to continue for at least the next year.

During years prior to 1998 the Company was in the development stage. In 1998 the Company received CE mark approval to sell the Beta-Cath(TM) System in Europe and recorded its first sale of commercial product in December 1998. In 2000, the Company received FDA approval to sell the Beta-Cath(TM) System in the United States. To achieve profitable operations, the Company must successfully obtain additional regulatory approvals and achieve market acceptance. The Company plans to finance the Company with revenues from product sales. The Company's ability to continue its operations is dependent upon successful market acceptance and achieving profitable operations.

The consolidated financial statements include the accounts of Novoste Corporation and its wholly-owned subsidiaries incorporated in The Netherlands, Belgium, Germany and France. Significant intercompany accounts and transactions have been eliminated.

ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2000 and 1999 includes receivables due from product sales and amounts due under lease arrangements relating to radiation and transfer devices (see Radiation and Transfer Devices). The carrying amounts reported in the consolidated balance sheets for accounts receivable approximate their fair value.

The Company's distributor for the markets of Australia, New Zealand and China accounted for 20% of net sales in 2000 and 14% in 1999. The Company performs periodic credit evaluations of its customer's financial condition and generally does not require collateral. Management records estimates of expected credit losses and returns of product sold. Bad debt expense for the year ended December 31, 2000 amounted to $311,000. There were no uncollectible accounts written off during 2000. No bad debt expense was recognized for the years ended December 31, 1999 and 1998.

BASIC AND DILUTED LOSS PER SHARE

The basic and diluted loss per share is computed based on the weighted average number of common shares outstanding. Common equivalent shares of 2,483,157 are not included in the per share calculations where the effect of their inclusion would be antidilutive.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company maintains cash equivalents and investments in several large well-capitalized financial institutions. The Company's investment policy does not allow investment in any debt securities rated less than "investment-grade" by national ratings services. Cash equivalents are comprised of certain highly liquid investments with maturities of less than three months. In addition to cash equivalents, the Company has investments in commercial paper and certificates of deposit that are classified as short-term (mature in more than 90 days but less than one year).

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. These investments are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). The Company has classified all short and long-term investments as available for sale. Available for sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of stockholder's equity if significant. Realized gains and losses are included in investment income and are determined on a specific identification basis (Note 5).

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

FOREIGN CURRENCY RISK

International revenues from the Company's foreign direct sales and distributor sales comprised 74% and 100% of total revenues for the year ended December 31, 2000 and December 31, 1999, respectively. With the exception of the Australian, Chinese and New Zealand distributor, sales are denominated in Euros. The Company experienced an immaterial amount of transaction gains and losses in 2000. The Company is also exposed to foreign exchange rate fluctuations as the financial results of its Dutch, Belgian, German and French subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The net effect of foreign exchange rate fluctuations on the Company during 2000 was not material.

INVENTORIES

Inventories are stated at the lower of cost or market and are comprised of the following:

                                 December 31, 2000       December 31, 1999
                             -------------------------------------------------

Raw materials.               $             777,819     $           380,589
Work in process                            218,958                  21,518
Finished goods                             254,910               2,111,874
                             -------------------------------------------------
     Total                   $           1,251,687     $         2,513,981
                             =================================================

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized over the remaining term of the underlying lease using the straight-line method. Repairs and maintenance are expensed as incurred.

Property and equipment is comprised of the following:

                                       December 31, 2000    December 31, 1999
                                   -------------------------------------------

Furniture and fixtures                  $      1,217,807      $      820,285
Office equipment                               3,632,468           2,167,823
Laboratory equipment                             570,719             300,555
Leasehold improvements                         1,585,553           1,174,191
Production equipment                           4,097,877           1,431,585
                                   ------------------------------------------
                                              11,104,424           5,894,439
Less: Accumulated depreciation and
amortization                                  (3,826,690)         (2,385,236)
                                   ------------------------------------------
                                        $      7,277,734      $    3,509,203
                                   ==========================================

LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), long-lived assets are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. In such reviews, estimated undiscounted future cash flows associated with these assets are compared with their carrying value to determine if a write-down to fair value (normally measured by discounting estimated future cash flows) is required.

RADIATION AND TRANSFER DEVICES

The Company retains ownership of the radiation source trains (RSTs) and transfer devices (TDs). During 1999, the Company was the lessor of RSTs and TDs under annual sales-type lease agreements expiring through December 2000. At December 31, 1999, future minimum lease payments receivable under these sales-type leases approximated $159,000 and are recorded in accounts receivable.

During the second quarter of 2000, the Company determined that based upon experience, testing and discussions with the FDA the estimated useful life of RSTs and TDs would exceed one year. Accordingly, the Company has reclassified these assets from inventory to a long-term asset named, radiation and transfer devices. Depreciation of the costs of these assets will be over their estimated useful lives (currently estimated at 18 months) using the straight-line method and will begin once the Beta-Cath(TM) System is placed into service. Concurrent with the change in estimated life, the RST and TD annual agreements to license the use of the radiation and transfer devices are classified by the Company as operating leases. At December 31, 2000, equipment with a cost of approximately $1,020,000 net of accumulated depreciation of approximately $132,000 were under operating leases. Approximately $4,592,000 of radiation and transfer devices were available for lease at December 31, 2000. At December 31, 2000, future minimum lease payments receivable under these operating leases approximated $557,000 and are recorded in accounts receivable.

Radiation and transfer devices are stated at cost and are comprised of the following:

                                                             December 31, 2000
                                                             -----------------

Radiation and transfer devices                                    $  5,612,763
Less: Accumulated depreciation                                         131,815
                                                             -----------------
                                                                  $  5,480,948
                                                             =================

REVENUE RECOGNITION

The Company earns revenue from sales of catheters and from license and lease agreements to use the radiation source trains and transfer devices included in the Beta-Cath(TM) System.

The Company recognizes revenue from sales of catheters to distributors at the time of shipment. Revenue from sales of catheters directly to hospitals are recognized upon shipment and when the hospital has leased a Beta-Cath(TM) System and completed all licensing and other requirements to use the system.

The Company retains ownership of the radiation source trains and transfer devices and enters into either a one-year lease or license agreement with its customers. Payments under these arrangements are either due in full at the inception of the agreement or over the term of the agreement as catheters are purchased. Revenue recognition begins once an agreement has been executed, the system has been shipped, and all licensing and other requirements to use the system have been completed.

During 1999 and through the second quarter of 2000, all payments under license agreements were payable at the inception of the agreement. These agreements were accounted for as sales-type leases and, accordingly, revenue and the related costs of sales were recognized upon shipment. Beginning in the third quarter of 2000, after the Company determined the estimated useful life of the system exceeded one year, license and lease agreements were determined to be operating leases and, accordingly, revenue has been recorded over the one year term of the related agreements and costs are recorded over an eighteen month estimated useful life. During 2000 and 1999, approximately $365,000 and $713,000, respectively was earned related to the lease of radiation transfer devices and is included in net sales and revenue.

The Company has evaluated the impact of Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, on its revenue recognition policies and has concluded, based on its current understanding of the SEC's ongoing interpretation of SAB 101, that the adoption of SAB 101 in 2000 would not require the Company to change its revenue recognition policies in its Annual Financial Statements. The Company had previously disclosed and reported in its Form 10-Q for the quarter ended September 30, 2000, that the adoption of SAB 101 would require a change in its revenue recognition policies. See Note 10.

RESEARCH AND DEVELOPMENT AND PATENT COSTS

All research and development costs are charged to operations as incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred.

SHIPPING COSTS

All shipping costs incurred by the Company are classified as Cost of Sales.

STOCK BASED COMPENSATION

SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") sets forth accounting and reporting standards for stock-based employee compensation plans (Note 7). As permitted by SFAS 123, the Company accounts for stock options grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations. Under APB 25 no compensation expense is recognized for stock option grants to employees for which the terms are fixed. The Company grants stock options generally for a fixed number of shares to employees, directors, consultants and independent contractors with an exercise price equal to the fair market value of the shares at the date of grant. Compensation expense is recognized for increases in the estimated fair value of common stock for any stock options with variable terms.

The Company accounts for equity instruments issued to nonemployees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Any compensation expense related to grants that do not vest immediately is amortized over the vesting period of the stock options using the straight-line method as that methodology most closely approximates the way in which the option holder earns those options.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Investments and Hedging Activities ("SFAS 133"). SFAS 133 established a new model for accounting for derivatives and hedging activities and supersedes several existing standards. SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of SFAS 133 will have a material impact on its financial statements.

RECLASSIFICATIONS

Certain amounts have been reclassified in prior year statements to conform to current year presentation.

2. CONSULTING AGREEMENTS

The Company has agreements with certain physicians, various consultants and others with terms ranging from one to five years. Substantially all of these agreements provide for stock or stock option grants on the agreement dates. Shares issued under these agreements are generally valued at fair value on the date of grant and include certain registration rights. Stock option grants under these agreements are measured in accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued for Sales of Goods and Services to Other Than Employees. During 2000, 1999, and 1998 approximately $399,000, $374,000, and $198,000, respectively, was charged to operations as amortization of deferred compensation under these agreements in accordance with their vesting terms. As of December 31, 2000, all stock and stock option grants issued under these consulting agreements were vested.

3. COMMITMENTS AND CONCENTRATIONS OF SUPPLIERS

The Company is committed under operating leases for its facility and various office equipment. Rent expense was approximately $707,000, $607,000 and $199,000 for 2000, 1999, and 1998, respectively. The total future minimum rental payments are as follows:

          2001.......................         $        1,017,503
          2002.......................                    883,564
          2003.......................                    758,387
          2004.......................                     17,000
          2005.......................                         --
                                              ------------------
                                              $        2,676,454
                                              ==================

The Company has entered into a license agreement with a physician pursuant to which he is entitled to receive a royalty on the net sales of the Beta-Cath(TM) System (excluding consideration paid for the radioactive isotope), subject to a maximum payment of $5,000,000. Royalty fees to the physician aggregated $63,200 and $11,250 in 2000 and 1999 and have been expensed in Cost of Sales. No royalty fees were paid in 1998 under this license agreement.

On January 30, 1996, the Company entered into a license agreement whereby Emory University assigned its claim to certain technology to the Company for royalties based on net sales (as defined in the agreement) of products derived from such technology, subject to certain minimum royalties. The royalty agreement term is consistent with the life of the related patent and applies to assignments of the patent technology to a third party. Royalty fees to Emory University aggregated $146,050 and $36,330 in 2000 and 1999 and have been expensed in Cost of Sales. No royalty fees were paid in 1998 under this license agreement.

During 2000, 1999, and 1998, the Company obtained all of its requirements of radiation source materials (totaling $1,487,000, $1,270,000 and $175,000, respectively) pursuant to an agreement, as amended (the "Supply Agreement"), with a single German supplier, Bebig Isotopentechnik und Umweltdiagnostik GmbH. At December 31, 2000, the Company had commitments to purchase approximately $1,500,000 of various inventory components for the Beta-Cath(TM) System.

On October 14, 1999, the Company signed a development and manufacturing supply agreement with AEA Technologies QSA GmbH for a second source of radioisotope supply and for the development of a smaller diameter source. This agreement provides for the construction of a production line over the period October 1999 to August 2001. The cost of this production line is estimated at $4,000,000 and will be paid by the Company as construction progresses. At December 31, 2000, the Company had a commitment remaining under this contract of approximately $1,600,000.

Significant proportions of key components and processes relating to the Company's products are purchased from single sources due to technology, availability, price, quality, and other considerations. Key components and processes currently obtained from single sources include isotopes, protective tubing for catheters, proprietary connectors, and certain plastics used in the design and manufacture of the transfer device. In the event a supply of a key single-sourced material or component was delayed or curtailed, the Company's ability to produce the related product in a timely manner could be adversely affected. The Company attempts to mitigate these risks by working closely with key suppliers regarding the Company's product needs and the maintenance of strategic inventory levels.

4. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax purposes. Significant components of the Company's deferred income tax assets for federal and state income taxes are as follows:

                                                      December 31, 2000    December 31, 1999
                                                 --------------------------------------------------
Deferred income tax assets:
    Net operating loss carryforwards                $          48,342,183     $      33,106,168
    R&D tax credit carryforwards                                1,881,913             1,380,352
    Provision for doubtful accounts                               118,298                    --
    Deferred revenue                                              220,710                    --
    Other                                                         237,991                38,764
                                                 --------------------------------------------------
                                                               50,801,095            34,525,284
Valuation allowance for deferred income tax
    assets                                                    (50,801,095)          (34,525,284)
                                                 --------------------------------------------------

                                                 --------------------------------------------------
Net deferred income tax assets                      $                  --     $               --
                                                 ==================================================


At December 31, 2000 and 1999, a valuation allowance has been recognized to reduce the net deferred tax assets to zero due to uncertainties with respect to the Company's ability to generate taxable income in the future sufficient to realize the benefit of deferred income tax assets. No income taxes were paid during 2000, 1999, or 1998. The Company has approximately $127,216,000 of net operating losses for federal income tax purposes available to offset future taxable income. Such losses expire in 2007 through 2021 and may be subject to annual limitations on usage due to changes in ownership. Net operating loss carryforwards aggregating approximately $12,606,000 representing cumulative exercises of non-qualified stock options will result in a credit to contributed capital when recognized. The activity in the valuation allowance includes the tax effect of these non-qualified stock options. Additionally, the Company has $1,882,000 in research and development tax credits that expire in 2008 through 2021 unless utilized earlier.

A reconciliation of the provision for income taxes to the federal statutory rate for the years ended December 31, 2000, 1999, and 1998 is as follows:

                                          December 31, 2000      December 31, 1999      December 31, 1998
                                       ---------------------------------------------------------------------
Tax benefit at statutory rate            $     (11,244,981)       $   (10,512,872)      $     (8,385,044)
State tax, net of federal benefit               (1,322,939)            (1,236,809)              (986,475)
R&D tax credit                                    (501,561)              (361,897)              (400,014)
Other                                               61,027                 37,777                 38,607
Valuation allowance                             13,008,454             12,073,801              9,732,926
                                       ---------------------------------------------------------------------
                                         $              --        $            --       $             --
                                       =====================================================================

5. INVESTMENTS

At December 31, 2000 and 1999, short-term investments consist of debt securities classified as available-for-sale and have maturities greater than 90 days from the date of acquisition. All available-for-sale securities mature within one year. The Company has invested primarily in commercial paper and U.S. corporate notes, all of which have a minimum investment rating of A, in addition to government agency notes and certificates of deposit. The Company had insignificant realized gains or losses from the sale of investments for the years ended December 31, 2000, 1999 and 1998. At December 31, 2000 and 1999, cost of the short-term investments approximated fair value.

6. CAPITAL LEASE OBLIGATIONS

The Company leases computers and equipment under capital leases with initial or remaining terms in excess of one year or more. During the year ended December 31, 2000, lease payments under capital leases were $71,104. Amortization of assets recorded under capital leases is included in depreciation expense.

Future minimum lease payments under capital leases are as follows:

               2001.........................        $  260,340
               2002.........................           260,340
               2003.........................           158,400
                                                    ----------
                                                    $  679,080
               Less amounts representing interest       69,749
                                                    ----------
                                                    $  609,331
                                                    ==========

7. SHAREHOLDERS' EQUITY

SHAREHOLDER RIGHTS PLAN

On October 25, 1996, the Company's Board of Directors declared a dividend of one Right for each share of Common Stock held of record at the close of business on November 25, 1996. The Rights are generally not exercisable until 10 days after an announcement by the Company that a person has acquired at least 15% of the Company's Common Stock. Each Right, should it become exercisable, will entitle the owner to buy 1 1/100th of a share of new Series A participating preferred stock at an exercise price of $85. The Rights, which do not have any voting rights, may be redeemed by the Company at a price of $.01 per Right at any time prior to a person's or group's acquisition of 15% or more of the Company's Common Stock.

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

STOCK OPTION PLANS AND STOCK GRANT

The Company's Board of Directors adopted on May 26, 1992, the Novoste Corporation Stock Option Plan (the "Plan") under which options designated as either incentive or non-qualified stock options may be issued to employees, officers, directors, consultants and independent contractors of the Company or any parent, subsidiary or affiliate of the Company. Options granted under the Plan are at prices not less than the fair market value on the date of grant and may be exercised for a period of ten years from the date of grant. Options granted under the Plan have vesting periods ranging from immediately to four years. The Plan includes a provision for options to accelerate and become immediately and fully exercisable upon a 50% or more change in control as defined in the Amended and Restated Stock Option Plan. The Company has reserved 2,461,179 shares of Common Stock for future issuances under the Plan. As of December 31, 2000, there are 164,238 shares available for grant.

On August 20, 1996 the Stock Option and Compensation Committee of the Board of Directors of the Company adopted a Non-Employee Director Stock Option Plan (the "Director Plan"). The Company has reserved 180,500 shares of Common Stock for future issuances under the Plan. As of December 31, 2000 there are 25,000 shares available for grant.

Activity under the above-described two plans is summarized as follows:

                                                                                               WEIGHTED-
                                                           NUMBER OF          PRICE PER         AVERAGE
                                                             SHARES             SHARE            PRICE
                                                       ----------------------------------------------------
               Outstanding at December 31, 1997..           1,648,363     $  .250- $24.000          $ 3.60
                Options granted..................           1,055,250      11.750 - 29.625           21.21
                Options exercised................            (339,775)       .250 - 16.000            3.11
                Options forfeited................             (54,600)      3.200 - 24.000           10.38
                                                       -----------------
               Outstanding at December 31, 1998..           2,309,238        .250 - 29.625           11.60
                Options granted..................             715,800      11.000 - 28.375           19.42
                Options exercised................            (901,815)       .250 - 17.250            0.98
                Options forfeited................             (53,516)      3.200 - 28.250           16.48
                                                       -----------------
               Outstanding at December 31, 1999..           2,069,707       1.000 - 29.625           18.30
                Options granted..................             978,444      20.750 - 49.250           28.83
                Options exercised................            (426,544)      1.000 - 29.630           16.75
                Options forfeited................            (169,166)      9.750 - 28.250           19.50
                                                       -----------------
               Outstanding at December 31, 2000..           2,452,441     $ 1.000- $49.250           22.69
                                                       =================
               Exercisable at December 31, 2000..             682,836     $ 1.000- $28.250           18.05
                                                       =================

The following table summarizes information concerning currently outstanding and exercisable options:

                                OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
         ------------------------------------------------------------------- -------------------------------
                                                 WEIGHTED
                                                  AVERAGE        WEIGHTED                        WEIGHTED
             RANGE OF                            REMAINING        AVERAGE                         AVERAGE
             EXERCISE           NUMBER OF       CONTRACTUAL      EXERCISE         NUMBER         EXERCISE
              PRICES             SHARES        LIFE (YEARS)        PRICE        EXERCISABLE        PRICE
         ------------------- -------------- ----------------- -------------- ----------------- ------------
          $  1.00 - 13.38        520,109           7.00          $10.40           247,614         $ 9.06
            13.63 - 21.94        310,388           6.69           18.74           107,638          19.53
            22.50 - 22.50        495,274           9.78           22.50             2,500          22.50

              22.88 - 24.69        511,500        7.45                23.99           277,125        24.00
              24.75 - 49.25        615,170        8.62                34.08            47,959        26.67
                             --------------                                  -----------------
                                 2,452,441        8.02                22.69           682,836        18.04
                             ==============                                  =================

During the period October 1998 to February 1999, options to purchase 200,000 shares were granted at prices per share ranging from $11.75 to $28.00 per share. These grants were subject to shareholder approval in May 1999. When approval was obtained, the market price per share exceeded the exercise price, and the Company incurred compensation of $1,792,500, which will be expensed over the four-year vesting period of these options ($431,000 and $532,000 in 2000 and 1999, respectively). Approximately 37,500 of these options awarded to a former officer of the Company were forfeited during 2000.

On May 20, 1996 the Company amended an option to purchase 100,000 shares of Common Stock at $3.20 per share of which options for 75,000 shares had not yet become exercisable. As amended, options to purchase such 75,000 shares became exercisable at the annual rate of 25,000 shares beginning May 20, 1997, subject to acceleration upon the achievement of three specified milestones at the rate of 25,000 shares per milestone. The Company recorded total non-cash compensation expense of $810,000 ratably over the three-year period ending May 19, 1999. Approximately $101,250 and $270,000 were expensed in 1999 and 1998, respectively, relating to these options.

Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee and director stock options under the fair value method of SFAS 123. The fair value for options was estimated at the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for 2000, 1999 and 1998: risk-free interest rates of 5.66%, 5.20%, and 5.35%, respectively; no dividend yields; volatility factor of the expected market price of the Company's common stock of 1.29, 0.577, and 0.736 in 2000, 1999, and 1998, respectively; and a weighted-average expected life of the option of five years for 2000 and six years for 1999 and 1998.

Option valuation models used under SFAS 123 were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                    Year ended December 31,
                                                     ------------------------------------------------------
                                                           2000              1999               1998
                                                     ----------------- ------------------ -----------------
Pro forma net loss                                    $ (41,014,516)    $   (37,131,898)  $  (27,761,134)
Pro forma net loss per share                                  (2.64)              (2.76)           (2.63)
Weighted-average fair value of options granted                15.98               11.30            14.61
Weighted-average fair value of non-vested
restricted stock                                              18.86               17.30            17.88

During 2000, 1999, and 1998, the Company has granted a total of 52,450 shares of restricted Common Stock from the Plan to certain officers of the Company. Of these restricted shares, 7,500 were cancelled during 2000. As of December 31, 2000, 14,333 of these restricted shares have vested. The remaining 30,716 shares will vest over the three or four year vesting period from the date of grant provided that the officer is still employed by the Company, and the officer has voting rights once the shares vest. Based on the quoted market value per share at the grant dates, the Company incurred compensation of $279,000, $231,000 and $53,000 in 2000, 1999, and 1998, respectively. The value of the remaining shares awarded totaled $479,000 at

December 31, 2000 and has been recorded as unearned compensation in the statement of shareholders' equity. Such unearned compensation is being amortized to compensation expense over the vesting periods of the awards.

8. EMPLOYEE BENEFIT PLANS

The Company has adopted a Defined Contribution 401(k) Plan in which all employees who are at least 21 years of age are eligible to participate. Contributions of up to 15% of compensation to the 401(k) Plan may be made by employees through salary withholdings. Company matching contributions are discretionary. In 2000, 1999, and 1998 the Company matched 33 1/3% of the first 6% of employee contributions, aggregating $124,000, $90,000 and $72,000, respectively.

Effective July 1, 2000, the Company adopted an Employee Stock Purchase Plan ("Plan"), which makes available up to 100,000 shares of Common Stock of the Company to be sold to eligible employees under the Plan. The purchase price of each share of Common Stock sold pursuant to this Plan shall be the lesser of 85% of the Fair Market Value of such share on the first day of the purchase period or 85% of the Fair Market Value of such share on the last day of the purchase period. As of December 31, 2000, 7,009 shares have been purchased under the Plan.

9. SEGMENT INFORMATION

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") requires the reporting of segment information based on the information provided to the company's chief operating decision maker for purposes of making decisions about allocating resources and accessing performance. The Company's business activities are represented by a single industry segment, the manufacture and distribution of medical devices. For management purposes, the Company is segmented into three geographic areas: North America, Europe and Rest of World (Asia and South America).

The Company's net sales by geographic area are as follows:

                                                       Year Ended December 31, 2000
                                ----------------------------------------------------------------------------
                                       United                                  Rest of
                                       States               Europe              World        Consolidated
                                ----------------------------------------------------------------------------
2000                                      $1,816,250          $4,224,776       $488,555          $6,529,581

1999                                          18,000           1,510,000        295,000           1,823,000

1998                                          10,000               9,000              -              19,000

The Company's distributor for the markets of Australia, New Zealand and China accounted for 20% of net sales in 2000 and 14% in 1999. At December 31, 2000 and 1999, the Company's net assets outside of the United States, consisting principally of cash and cash equivalents, accounts receivable, inventory and office equipment, were approximately $6,101,000 and $2,216,000, respectively.

10. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The results of operations for the quarter ended September 30, 2000 are presented below as previously reported and as restated to reflect the revenue recognition policies applied in the annual financial statements for the year ended December 31, 2000.

The Company has evaluated the impact of Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, on its revenue recognition policies and has concluded, based on its current understanding of the SEC's ongoing interpretation of SAB 101, that the adoption of SAB 101 in 2000 did not require the Company to change its revenue recognition policies in its Annual Financial Statements. The Company had previously disclosed and reported in its Form 10-Q for the quarter ended September 30, 2000, that the adoption of SAB 101 would require a change in its revenue recognition policies.

                     First Quarter Ended   Second Quarter Ended           Third Quarter Ended     Fourth Quarter Ended
                     -------------------   --------------------     ----------------------------  --------------------
Fiscal 2000               March 31               June 30            September 30    September 30      December 31
                          --------               -------            ------------    ------------      -----------
                                                                    As Previously
                                                                       Reported     As Restated
                                                                    -------------  -------------
Net sales and              846,046               1,197,647             1,445,527     1,301,771          3,184,117
- --------------         -----------             -----------           -----------    ----------        -----------
   revenue
   -------
Cost of sales              753,380                 770,013               977,146       833,390          1,900,819
- -------------          -----------             -----------           -----------    ----------        -----------
Gross margin                92,666                 427,634               468,381       468,381          1,283,298
- ------------           -----------             -----------           -----------    ----------        -----------
Loss from               (7,799,879)             (8,178,103)           (9,807,332)   (9,807,332)       (11,033,625)
- ----------             -----------             -----------           -----------    ----------        -----------
   operations
   ----------
Net loss                (7,198,942)             (7,129,133)           (8,704,782)   (8,704,782)       (10,040,616)
- --------               -----------             -----------           -----------    ----------        -----------
Net loss per                  (.50)                   (.45)                 (.54)         (.54)              (.63)
- -------------
   share
   -----


                     First Quarter Ended   Second Quarter Ended  Third Quarter Ended  Fourth Quarter Ended
                     -------------------   --------------------  -------------------  --------------------
Fiscal 1999                March 31              June 30            September 30          December 31
                           --------              -------            ------------          -----------
Net sales and               80,913                 553,914               566,872              621,695
- --------------    ----------------         ---------------       ---------------     ----------------
   revenue
   -------
Cost of sales              175,148                 499,012               539,777              428,458
- -------------     ----------------         ---------------       ---------------     ----------------
Gross margin               (94,235)                 54,902                27,095              193,237
- ------------      ----------------         ---------------       ---------------     ----------------
Loss from               (8,374,542)             (8,155,369)           (8,684,277)          (7,875,486)
- ----------        ----------------         ---------------       ---------------     ----------------
   operations
   ----------
Net loss                (8,061,945)             (7,438,342)           (8,066,270)          (7,353,655)
- --------          ----------------         ---------------       ---------------     ----------------
Net loss per                  (.72)                   (.53)                 (.57)                (.52)
- -------------
   share
   -----

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2001.

                                NOVOSTE CORPORATION

                          By:   s/William A. Hawkins
                                ---------------------
                                William A. Hawkins
                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2001.

s/William A. Hawkins            Chief Executive Officer, President and Director
- ------------------------------  (Principal Executive Officer)
William A. Hawkins

s/Edwin B. Cordell, Jr.         Chief Financial Officer
- ------------------------------  (Principal Financial and Accounting Officer)
Edwin B. Cordell, Jr.

s/Thomas D. Weldon              Chairman
- ------------------------------
Thomas D. Weldon

s/Donald C. Harrison            Director
- ------------------------------
Donald C. Harrison, M.D.

s/J. Stephen Holmes             Director
- ------------------------------
J. Stephen Holmes

s/Charles E. Larsen             Director
- ------------------------------
Charles E. Larsen

s/Pieter J. Schiller            Director
- ------------------------------
Pieter J. Schiller

s/Stephen I. Shapiro            Director
- ------------------------------
Stephen I. Shapiro

s/Norman R. Weldon              Director
- ------------------------------
Norman R. Weldon, PhD.

s/William E. Whitmer            Director
- ------------------------------
William E. Whitmer

                               INDEX TO EXHIBITS

Exhibit
Numbers                          Description
- -------                          -----------

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

  4.20 Registration Rights Agreement dated as of March 28, 2000 by and among Novoste Corporation and the investors listed on the signature pages thereto.(13)

*10.1        Copy of Stock Option Plan of Registrant, as amended.(3)

H10.2 License Agreement, dated January 30, 1996, between Emory University and Registrant.(1)

H10.3 Clinical Research Study Agreement, dated January 30, 1996, by Emory University and Registrant.(1)

H10.4 License Agreement, dated January 31, 1996, between Spencer B. King III, M.D. and Registrant.(1)

H10.5 Restenosis Therapy Project Development and Supply Agreement, dated November 28, 1994, with Registrant, relating to the supply of radioactive beta isotopes.(1)

H10.6 Option to Purchase Assets Agreement dated August 22, 1995, with Registrant relating to the purchase of assets of Registrant's supplier of radioactive beta isotopes.(1)

H10.10 Frame Agreement with Bebig Isotopentechnik und Umweltdiagnostik GmbH regarding purchases and investment grant.(3)

*10.12       Copy of Non-Employee Director Stock Option Plan.(3)

H10.13 Memorandum of Understanding between Registrant and Bebig Isotopentechnik und Umweltdiagnostik GmbH regarding purchases and investment grant dated April 23, 1997.(4)

 10.14       Employment Agreement with William A. Hawkins III.(5)

 10.16       Restricted Stock Award Agreement with William A. Hawkins III.(5)

 10.17       Non-Incentive Stock Option Agreement with William A. Hawkins
             III.(5)

H10.18       Amendment to Framework Agreement and Security Agreement with Bebig
             GmbH.(5)

 10.19 Lease, dated October 23, 1998, between Weeks Realty, L.P. and Registrant.(6)

H10.20 Manufacturing and Supply Agreement dated April 21, 1998 between Registrant and SeaMED Corporation.(7)

#10.20a Manufacturing and Supply Agreement dated September 1, 1999 between Registrant and SeaMED, a Plexus Company.(11)

*10.22 Restricted Stock Award dated July 1, 1999 between Novoste Corporation and William A. Hawkins.(9)

H10.25 Development and Manufacturing Agreement between AEA Technology -QSA GmbH and Novoste Corporation.(10)

*10.26       Consulting Agreement, dated July 26, 1999 with Mr. Charles E.
             Larsen.(11)

H10.27       Amendment to the Framework Agreement and Security Agreement (NOV
             34) between Registrant and Bebig Isotopentechnik und
             Umweltdiagnostik GmbH.(12)

 10.28 Securities Purchase Agreement dated as of March 28, 2000 by and among Novoste Corporation and the investors listed on the signature pages thereto. (14)

 23.1        Consent of Ernst & Young LLP, Independent Auditors

 27          Financial Disclosure Schedule

___________________

H Portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to an order granting confidential treatment.
(1) Filed as same numbered Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-4988).
(2) Filed as same numbered Exhibit to the Registrant's Report on Form 8-A/A filed on August 3, 1999.
(3) Filed as Appendix 1 and 2 to the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders filed on April 12, 1999.
(4) Filed as same numbered Exhibit to the Registrant's Registration Statement on Form S-3 (File No. 333-38573).
(5) Filed as same numbered Exhibit to the Registrant's Report on Form 10-Q filed on August 11, 1998.
(6) Filed as same numbered Exhibit to the Registrant's Report on Form 10-Q filed on November 9, 1998.
(7) Filed as same numbered Exhibit to the Registrant's Report on Form 8-K filed on January 27,1999.
(8) Filed as same numbered Exhibit to the Registrant's Registration Statement on Form S-3 (File No. 333-72073).
(9) Filed as same numbered Exhibit to the Registrant's Report on Form 10-Q filed on August 11, 1999.
(10) Filed as same numbered Exhibit to the Registrant's Report on Form 10-Q filed on November 5, 1999.
(11) Filed as same numbered Exhibit to the Registrant's Report on Form 10-K filed on February 18, 2000
(12) Filed as same numbered Exhibit to the Registrant's Report on Form 10-Q filed May 15, 2000
(13) Filed as same numbered Exhibit to the Registrant's Report on Form 8-K filed April 6, 2000.
(14) Files as Exhibit 10.27 to the Registrant's Report on Form 8-K filed
     April 6, 2000.

 *   Constitutes a compensatory plan, contract or arrangement.