Form 10-Q
period 2001-03-31
NOVOSTE CORP /FL/
filed 2001-05-15
CIK 1012131

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q


  X  Quarterly report pursuant to Section 13 or 15(d) of the Securities
 ---
     Exchange Act of 1934.

     For the quarterly period ended March 31, 2001

___ Transition period pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

     (Item 1)  Yes      X        No _____
                      -----
     (Item 2)  Yes      X        No _____
                      -----

As of May 1, 2001 there were 16,154,292 shares of the Registrant's Common Stock outstanding.

                              NOVOSTE CORPORATION

                                   FORM 10-Q

                                     INDEX

PART I.             FINANCIAL INFORMATION                                                       PAGE NO.
                                                                                                --------
          Item 1.    Consolidated Financial Statements

                    Consolidated Balance Sheets as of March 31, 2001 (unaudited)
                      and December 31, 2000                                                        3

                    Consolidated Statements of Operations (unaudited) for the three
                      months ended March 31, 2001 and 2000                                         4

                    Consolidated Statements of Cash Flows (unaudited) for the three
                      months ended March 31, 2001 and 2000                                         5

                    Notes to Unaudited Consolidated Financial Statements                           6-8

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                            9-16

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk                     17


PART II.  OTHER INFORMATION

          Item 5.   Other Information                                                              18

          Item 6.   Reports on Form 8-K                                                            18

SIGNATURES                                                                                         19


                              NOVOSTE CORPORATION
                     UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                             March 31,                 December 31,
                                                                               2001                        2000
                                                                          ---------------             --------------
                                                                            (Unaudited)
Assets
Current assets:
     Cash and cash equivalents                                            $    18,750,562              $   26,512,398
     Short-term investments                                                    25,616,907                  30,655,436
     Accounts receivable, net of allowance                                      8,535,692                   4,469,781
     Inventories                                                                  793,216                   1,251,687
     Prepaid expenses and other current assets                                    575,489                     482,383
                                                                          ---------------              --------------
Total current assets                                                           54,271,866                  63,371,685
                                                                          ---------------              --------------

Property and equipment, net                                                     7,751,079                   7,277,734
Radiation and transfer devices, net                                             8,546,191                   5,480,948
Other assets                                                                    1,150,447                     942,427
                                                                          ---------------              --------------
Total assets                                                              $    71,719,583              $   77,072,794
                                                                          ===============              ==============


Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                                                     $     3,564,701              $    3,425,250
     Accrued expenses                                                           5,289,423                   5,415,277
     Unearned revenue                                                           1,516,017                     580,817
     Capital lease obligations                                                    185,291                     208,805
                                                                          ---------------              --------------
Total current liabilities                                                      10,555,432                   9,630,149
                                                                          ---------------              --------------

Long-term liabilities
                                                                          ---------------              --------------
     Capital lease obligations                                                    475,152                     400,526
                                                                          ---------------              --------------

Shareholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized;
          no shares issued and outstanding                                              -                           -
     Common stock, $.01 par value, 25,000,000 shares authorized;
          16,140,524 and 16,094,635 shares issued, respectively                   161,405                     160,946
     Additional paid-in-capital                                               185,121,813                 184,511,610
     Accumulated other comprehensive income (loss)                               (606,913)                    (93,690)
     Accumulated deficit                                                     (122,903,254)               (116,274,687)
                                                                          ---------------              --------------
                                                                               61,773,051                  68,304,179

     Less treasury stock, 5,780 shares of common stock at cost                    (23,840)                    (23,840)
     Accumulated other comprehensive loss                                      (1,060,212)                 (1,238,220)
                                                                          ---------------              --------------

Total shareholders' equity                                                     60,688,999                  67,042,119
                                                                          ---------------              --------------

Total liabilities and shareholders' equity                                $    71,719,583              $   77,072,794
                                                                          ===============              ==============


See accompanying notes.

                              NOVOSTE CORPORATION

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Three months ended March 31,

                                                                              2001                  2000
                                                                           -----------           -----------
   Net sales and revenue                                                   $ 9,290,629           $   846,046
   Cost of sales                                                             3,744,504               753,380
                                                                           -----------           -----------

   Gross margin                                                              5,546,125                92,666
                                                                           -----------           -----------

   Operating expenses:
        Research and development                                             3,596,137             4,475,540
        Sales and marketing                                                  7,286,234             2,369,504
        General and administrative                                           1,910,700             1,047,501
                                                                           -----------           -----------

   Total operating expenses                                                 12,793,071             7,892,545
                                                                           -----------           -----------

   Loss from operations                                                     (7,246,946)           (7,799,879)
                                                                           -----------           -----------

   Interest income, net                                                        618,379               600,937
                                                                           -----------           -----------

   Net loss                                                                $(6,628,567)          $(7,198,942)
                                                                           ===========           ===========

   Net loss per share - basic and diluted                                        (0.41)                (0.50)
                                                                           ===========           ===========

   Weighted average shares outstanding - basic and diluted                  16,076,974            14,268,589
                                                                           ===========           ===========


See accompanying notes.

                              NOVOSTE CORPORATION

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  For the three months ended March 31,

                                                                     2001                      2000
                                                                 -----------                -----------
Cash flows from operating activities:
Net loss                                                         $(6,628,567)               $(7,198,942)

Adjustments to reconcile net loss to net cash used by
   operating activities:
     Depreciation and amortization                                   672,190                    309,540
     Issuance of stock for services or compensation                  237,254                    130,004
     Amortization of deferred compensation                           178,006                    218,945
     Amortization of radiation & transfer devices                    435,167                         --
     Provision for doubtful accounts                                  97,992                         --
     Changes in assets and liabilities:
        Accounts receivable                                       (4,163,903)                   (78,333)
        Inventory                                                    458,471                   (157,303)
        Prepaid expenses                                             (93,106)                   (74,248)
        Accounts payable                                             139,451                     61,983
        Accrued expenses                                            (125,854)                (1,377,077)
        Unearned revenue                                             935,200                         --
        Other                                                       (721,243)                    77,835
                                                                 -----------                -----------
Net cash used by operations                                       (8,578,942)                (8,087,596)
                                                                 -----------                -----------

Cash flow from investing activities:
Maturity (purchase) of short-term investments                      5,038,530                 21,158,475
Purchase of property and equipment                                (1,040,601)                  (576,608)
Purchase of radiation and transfer devices                        (3,500,409)                        --
                                                                 -----------                -----------

Net cash  provided by investing activities                           497,520                 20,581,867
                                                                 -----------                -----------

Cash flows from financing activities:
Proceeds from issuance of common stock                               373,409                 49,394,666
Repayment of capital lease obligations                               (53,823)                        --
                                                                 -----------                -----------

Net cash provided by financing activities                            319,586                 49,394,666
                                                                 -----------                -----------
Net (decrease) increase in cash and cash equivalents              (7,761,836)                61,888,938
Cash and equivalents at beginning of period                       26,512,398                  7,091,025
                                                                 -----------                -----------
Cash and cash equivalents at end of period                       $18,750,562                $68,979,963
                                                                 ===========                ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid for interest on capital lease obligations               23,306                          -

  Non-cash investing and financing activities:
    Assets acquired under capital lease                              104,935                          -



See accompanying notes.

                              NOVOSTE CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2001


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

The operating results of the interim periods presented are not necessarily indicative of the results to be achieved for the year ending December 31, 2001. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000 included in the Company's 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").

The consolidated financial statements include the accounts of Novoste Corporation and its wholly-owned subsidiaries incorporated in August 1998 in The Netherlands, in December 1998 in Belgium, in February 1999 in Germany and in January 2000 in France. Significant intercompany transactions and accounts have been eliminated.

NOTE 2. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

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

Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity, if significant. The amortized cost of debt securities in this category is adjusted for amortization included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income. At March 31, 2001 fair value approximated net book value for all short-term investments.

NOTE 3. ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2001 and December 31, 2000 includes receivables due from product sales and amounts due under lease arrangements relating to radiation and transfer devices (see Note 5. Radiation and Transfer Devices). The carrying amounts reported in the consolidated balance sheets for accounts receivable approximate their fair value. The Company performs periodic credit evaluations of its customer's financial condition and generally does not require collateral. Management records estimates of expected credit losses and returns of product sold. Bad debt expense for the three month period ended March 31, 2001 amounted to $98,000. There was no bad debt expense recorded for the three month period ended March 31, 2000.

NOTE 4. INVENTORIES

Inventories are stated at the lower of cost or market and are comprised of the following:

                                 March 31, 2001           December 31, 2000
                                 --------------           -----------------

Raw Materials                    $      726,852           $         777,819
Work in Process                          54,935                     218,958
Finished Goods                           11,429                     254,910
                                 --------------           -----------------

Total                            $      793,216           $       1,251,687
                                 ==============           =================

NOTE 5. RADIATION AND TRANSFER DEVICES

The Company retains ownership of the radiation source trains (RSTs) and transfer devices (TDs). During 1999, the Company was the lessor of RSTs and TDs under annual sales-type lease agreements expiring through December 2000.

During the second quarter of 2000, the Company determined that based upon experience, testing and discussions with the FDA the estimated useful life of RSTs and TDs would exceed one year. Accordingly, the Company has reclassified these assets from inventory to a long-term asset named, radiation and transfer devices. Depreciation of the costs of these assets will be over their estimated useful lives (currently estimated at 18 months) using the straight-line method and will begin once the Beta-Cath(TM) System is placed into service. Concurrent with the change in estimated life, the RST and TD annual agreements to license the use of the radiation and transfer devices are classified by the Company as operating leases. At March 31, 2001, equipment with a cost of approximately $2,892,000 before accumulated depreciation of approximately $567,000 were under operating leases. Approximately $6,221,000 of radiation and transfer devices were available for lease at March 31, 2001. At March 31, 2001, future minimum lease payments receivable under these operating leases approximated $720,000 and are recorded in accounts receivable.

Radiation and transfer devices are stated at cost and are comprised of the following:

                                       March 31, 2001       December 31, 2000
                                       --------------       -----------------

Radiation and Transfer Devices         $    9,113,173       $       5,612,763
Less:  Accumulated Depreciation               566,982                 131,815
                                       --------------       -----------------

                                       $    8,546,191       $       5,480,948
                                       ==============       =================

NOTE 6. BASIC AND DILUTED LOSS PER SHARE

The basic and diluted loss per share is computed based on the weighted average number of common shares outstanding. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive. Options to purchase shares of common stock are not included in the computation of diluted loss per share since the effect would be antidilutive.


NOTE 7. SEGMENT INFORMATION

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

The Company's net sales by geographic area are as follows:

                                                         Three Months Ended March 31,
                                ----------------------------------------------------------------------------
                                       United                                  Rest of
                                       States               Europe              World        Consolidated
                                ----------------------------------------------------------------------------
2001                                      $8,039,535          $1,118,870       $132,224          $9,290,629

2000                                               0             832,909         13,137             846,046

At March 3, 2001 and 2000, the Company's net assets outside of the United States, consisting principally of cash and cash equivalents, accounts receivable, inventory and office equipment, were approximately $4,965,000 and $2,449,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

The statements contained in this Form 10-Q that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and risks which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Some of these risks are discussed below in the section "Certain Factors That May Impact Future Operations." Additional risk factors are discussed in other reports filed by the Company from time to time on Forms 10-K, 10-Q and 8-K including the Company's annual report on Form 10-K for the year ended 12/31/00. The Company does not undertake any obligations to update or revised any forward-looking statement, made by it or on its behalf, whether as a result of new information, future events, or otherwise.

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

Since our inception through March 31, 2001 we experienced significant losses in each period. The Company commenced the active marketing of the Beta-Cath(TM) System in Europe in January 1999. Although revenues are growing since the introduction of the Beta-Cath(TM) System in the U.S. market, we do not have experience in manufacturing, marketing or selling our products in quantities necessary for achieving profitability. At March 31, 2001, we had an accumulated deficit of approximately $122.9 million. We expect to continue to incur significant operating losses through at least 2001 as we allocate significant resources to increasing our manufacturing operations, both internally and with outside vendors, invest significantly in expanding our sales and marketing efforts in support of United States market development and increase our administrative activities to support our growth. At the same time we will continue to conduct clinical trials and research and development projects in order to expand the opportunities for our technology.

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

RESULTS OF OPERATIONS

Net loss for the three months ended March 31, 2001 was $6,628,567, or ($.41) per share, as compared to $7,198,942 or ($.50) per share, for the three months ended March 31, 2000. The decrease in net loss for the three months ended March 31, 2001 compared to the year earlier period was primarily due to an increase in revenue from sales in the U.S. market from its commercial launch of the Beta-Cath(TM) System.

Net Sales and Revenue.  Net sales and revenue of $9,290,629 were recognized in
----------------------
the three months ended March 31, 2001 as compared to net revenue of $846,046 for the three months ended March 31, 2000. Net sales and revenue increased due the FDA approval of the Beta-Cath(TM) System in the U.S. and the initial, first full quarter of sales in the U.S. The Company expects net sales and revenue to increase in the future as direct distribution is expanded in the U.S.

Net sales and revenue generated in the United States for the three months ended March 31, 2001 totaled 86.5% of total revenue. In the same period ending March 31, 2000, no revenues were reported from the domestic market. There were no individual customers or distributors that represented more than 5% of net sales and revenue in the first quarter ended March 31, 2001. Approximately 90% of revenue was generated by catheter sales during the first quarter 2001 compared to 83.5% in first quarter 2000. The remainder of revenue in the first quarter 2001 was generated from the sales of license and lease agreements to use the radiation source trains and transfer devices included in the Beta-Cath(TM) System, Revenue from these license and lease agreements in 2001 are recognized over the term of the agreement, typically 18 months. Revenue recognized in the first quarter of 2000 was accounted for properly as a sales-type lease and, accordingly, revenue and the related cost of sales were recognized upon shipment.

Cost of Sales. Cost of sales of $3,744,504 were incurred in the three months
-------------
ended March 31, 2001 as compared to cost of sales of $753,380 for the three months ended March 31, 2000. The Company expects cost of sales to increase as sales activities in the U.S. continue to grow. However, cost of sales will continue to grow at a slower pace than revenue as the manufacturing facility continues to utilize capacity of the current plant and therefore increase gross margin.

Research and Development Expenses. Research and development expenses decreased
----------------------------------
20% to $3,596,137 for the three months ended March 31, 2001 from $4,475,540 for the three months ended March 31, 2000. These decreases were primarily the result of decreased clinical trial activity related to the completion of pivotal trials and the elimination of costs associated with enrollments such as the costs of supplying product to clinical sites. However, the Company expects research and development expenses to increase throughout the year in anticipation of new clinical trial activity.

Sales and Marketing Expenses. Sales and marketing expenses increased 208% to
-----------------------------
$7,286,234 for the three months ended March 31, 2001 from $2,369,504 for the three months ended March 31, 2000. These increases were primarily the result of higher personnel, trade show, consulting and promotional literature costs associated with marketing the Company's product on a direct basis in the U.S. as we launched the new Beta-Cath(TM) System in the U.S. The Company expects sales and marketing expenses to increase significantly in the future as direct distribution is expanded in the U.S.

General and Administrative Expenses. General and administrative expenses
------------------------------------
increased 82% to $1,910,700 for the three months ended March 31, 2001 from $1,047,501 for the three months March 31, 2000. The increase for the three month period was primarily the result of additional management personnel at higher salaries and information systems costs. The Company expects general and administrative expenses to increase in the future in support of a higher level of operations.

Interest Income. Net interest income increased 7% to $642,918 for the three
----------------
months ended March 31, 2001 from $600,937 for the three months ended March
31, 2000. The increase in interest income for the quarter was primarily due to the increase in average cash equivalent and short-term investment balances.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2001 and 2000, the Company used cash to fund operations of $8.6 million and $8.1 million, respectively. At March 31, 2001, the Company had commitments to purchase $7.4 million in inventory components of the Beta-Cath(TM) System over the next year. In addition, on October 14, 1999 the Company signed a development and manufacturing supply agreement with AEA Technologies QSA GmbH for a second source of radioisotope supply and for the development of a smaller diameter source. This agreement provides for the construction of a production line over the period October 1, 1999 to August 2001. The cost of this production line is estimated at $4.0 million and is being paid by the Company as construction progresses. Through March 31, 2001, the Company has paid $2,377,000 towards this commitment. Because of the development, manufacturing scale-up and commercialization of the Beta-Cath(TM) System, Novoste's future cash needs for operating and investing activities are anticipated to be higher than historical levels subject to the factors discussed below.

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

The Company has entered into a license agreement with a physician pursuant to which he is entitled to receive a royalty on the net sales of the Beta-Cath(TM) System (excluding consideration paid for the radioactive isotope), subject to a maximum payment of $5,000,000. Royalty fees to the physician aggregated $83,902 and $7,083 for the three months ended March 31, 2001 and 2000, respectively, and have been expensed in Cost of Sales.

On January 30, 1996, the Company entered into a license agreement whereby Emory University assigned its claim to certain technology to the Company for royalties based on net sales (as defined in the agreement) of products derived from such technology, subject to certain minimum royalties. The royalty agreement term is consistent with the life of the related patent and applies to assignments of the patent technology to a third party. Royalty fees to Emory University aggregated $205,836 and $17,052 for the three months ended March 31, 2001 and 2000, respectively, and have been expensed in Cost of Sales.

The Company's principal source of liquidity at March 31, 2001 consisted of cash, cash equivalents and short-term investments of $44.4 million. The Company did not have any credit lines available or outstanding borrowings at March 31, 2001.

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

CERTAIN FACTORS THAT MAY IMPACT FUTURE OPERATONS
------------------------------------------------

We depend on the successful development and commercialization of the Beta-Cath
(TM) System.

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

We have limited operating history; we have a history of losses and expect future losses through at least the year 2001.

We have a limited history of operations. Since our inception in May 1992, we have been primarily engaged in developing and testing our Beta-Cath(TM) System. We have generated only limited revenue and do not have experience in manufacturing, marketing or selling our products in quantities necessary for achieving profitability.

At March 31, 2001, we had accumulated a deficit of approximately $122.9 million since our inception in 1992. The commercialization of the Beta-Cath(TM) System and other new products, if any, will require substantial additional development, clinical, regulatory, manufacturing, sales and marketing and other expenditures. We expect our operating losses to continue through at least 2001 as we continue to expand our product development, clinical trials and marketing efforts. We may never:

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

LIMITED MANUFACTURING EXPERIENCE; SCALE-UP RISK

To date, we have not yet successfully commercialized the Beta-Cath(TM) System, and our manufacturing activities have consisted of producing small quantities of our products for use in clinical trials and our initial product launch in Europe and the United States. To achieve profitability, the Beta-Cath(TM) System must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. Production in commercial quantities will require us to expand our manufacturing capabilities and to hire and train additional personnel. We have no experience in manufacturing our products in commercial quantities. We may encounter difficulties in scaling up production, including problems involving production yields, quality control and assurance, component supply and shortages of qualified personnel. Difficulties encountered in manufacturing scale up could have a material adverse effect on our business, financial condition and results of operations. We cannot assure that future-manufacturing difficulties, which could have a material adverse effect on our business, financial condition and results of operations, will not occur.

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

PRICE VOLATILITY AND FLUCTUATIONS IN OPERATING RESULTS

The market price of our common stock could decline below the public offering price. Specific factors relating to our business or broad market fluctuations may materially adversely affect the market price of our common stock. The trading price of our common stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, announcements of technological innovations, new products or clinical data announced by us or our competitors, governmental regulatory action, developments with respect to patents or proprietary rights, general conditions in the medical device or cardiovascular device industries, changes in earnings estimates by securities analysts, or other events or factors, many of which are beyond our control. In addition, the stock market has experienced extreme price and volume fluctuations, which have particularly affected the market prices of many medical device companies and which have often been unrelated to the operating performance of such companies. Our revenue or operating results in future quarters may be below the expectations of securities analysts and investors. In such an event, the price of our common stock would likely decline, perhaps substantially. During the three month period ended March 30, 2001, the closing price of our common stock ranged from a high of $38.875 per share to a low of $14.00 per share and ended that period at $17.5625 per share.

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

GOVERNMENT REGULATION

United States
--------------

Our Beta-Cath(TM) System is regulated in the United States as a medical device. As such, we are subject to extensive regulation by the FDA, by other federal, state and local authorities and by foreign governments. The FDA regulates the clinical testing, manufacture, packaging, labeling, storage, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre- market approval for devices, withdrawal of marketing approvals, a recommendation by the FDA that we not be permitted to enter into government contracts, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed.

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

The process of obtaining a pre-market approval and other required regulatory approvals can be expensive, uncertain and lengthy, and we may be unsuccessful in obtaining approvals to market the Beta-Cath(TM) System for use with (1) further product design enhancements, such as varying lengths of the radiation source train or modifications to the catheter or (2) with a broader range of indications. We do not anticipate pre-market approval for the supplement application for the 40mm Beta-Cath(TM) System to treat in-stent restenosis until the second quarter of 2001, if at all. The FDA may not act favorably or quickly on any of our submissions to the FDA. We may encounter significant difficulties and costs in our efforts to obtain additional FDA approvals that could delay or preclude us from selling new products in the United States. Furthermore, the FDA may request additional data or require that we conduct further clinical studies, causing us to incur substantial cost and delay. In addition, the FDA may impose strict labeling requirements, onerous operator training requirements or other requirements as a condition of our pre- market approval, any of which could limit our ability to market our systems. Labeling and marketing activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. FDA enforcement policy strictly prohibits the marketing of FDA cleared or approved medical devices for unapproved uses, Further, if a company wishes to modify a product after FDA approval of a pre-market approval, including any changes that could affect safety or effectiveness, additional approvals will be required by the FDA. Such changes include, but are not limited to: new indications for use, the use of a different facility to manufacture, changes to process or package the device, changes in vendors to supply components, changes in manufacturing methods, changes in design specifications and certain labeling changes. Failure to receive or delays in receipt of FDA approvals, including the need for additional clinical trials or data as a prerequisite to approval, or any FDA conditions that limit our ability to market our systems, could have a material adverse effect on our business, financial condition and results of operations.

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

INTERNATIONAL

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

At March 31, 2001, the Company had $18.8 million in cash equivalents with a weighted average interest rate of 5.29% and $25.6 million in available for sale investments with a weighted average interest rate of 5.63%. At March 31, 2000 the Company had $5.6 million in cash equivalents with a weigted average interest rate of 5.63% and $6.1 million in available for sale investments with a weighted average interest rate of 6.05%. All investments mature, by policy, in one year or less.

Foreign Currency Risk

International revenues from the Company's foreign direct sales and distributor sales comprised 11% of total revenues for the three month period ended March 31, 2001. With the exception of the Australian and New Zealand distributors, sales are denominated in Euros. The Company experienced an immaterial amount of transaction gains and losses through the three month period ending March 31, 2001. The Company is also exposed to foreign exchange rate fluctuations as the financial results of its Belgian, German, Dutch, and French subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The net effect of foreign exchange rate fluctuations on the Company during the three month period ending March 31, 2001 was not material.

PART II.   OTHER INFORMATION

Item 5.  Other Information



Effective April 24, 2001, David C. Field joined the company as Vice President, of Peripheral Business.



Item 6.    Reports on Form 8-K


(a) The Company filed a Form 8-K on January 30, 2001, stating that on January 29, 2001 it had issued a press release announcing its financial results for the fourth quarter and year ended December 31, 2000.

(b) The Company filed a Form 8-K on March 19, 2001, stating that on March 18, 2001, the Registrant announced the results of the Beta-Cath System trial.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              NOVOSTE CORPORATION


May 15, 2001                /s/ Edwin B. Cordell, Jr.
---------------------         ------------------------------------------
Date                          Edwin B. Cordell, Jr.
                              Vice President - Finance,
                              Chief Financial Officer
                              (Principal Financial & Accounting Officer)