Form 10-K/A
period 2001-12-31
NOVOSTE CORP /FL/
filed 2002-04-26
CIK 1012131

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K/A

                                 Amendment No. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934. FOR THE TRANSITION PERIOD _______ TO _______.

                         Commission File Number: 0-20727

                               Novoste Corporation
             (Exact Name of Registrant as Specified in Its Charter)

                         Florida                        59-2787476
            (State or Other Jurisdiction of          (I.R.S. Employer
             Incorporation or Organization          Identification No.)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

Explanation of Amendment

This Item 5 of Part II is being amended to correct the range of closing sale prices for the Common Stock for the year ended December 31, 2001. The high and low closing prices for each quarter during 2001 were incorrectly stated in the Form 10K filed by the Registrant on March 30, 2002.

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

The range of high and low closing sale prices for the Common Stock is as follows:

QUARTER ENDED                                      HIGH           LOW
--------------                                     ----           ---

Year Ended December 31, 2000

     March 31, 2000                              $48.7500          $17.0000
     June 30, 2000                               $61.0000          $36.2500
     September 30, 2000                          $60.8125          $39.1875
     December 30, 2000                           $43.4375          $22.5000

Year Ended December 31, 2001

     March 31, 2001                              $38.8750          $14.0000
     June 30, 2001                               $25.7500          $13.6250
     September 30, 2001                          $25.2500          $ 5.9300
     December 31, 2001                           $13.3100          $ 5.7300


On February 28, 2002 the last reported sale price for the Common Stock was $6.70.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 24, 2002.

                                            NOVOSTE CORPORATION

                                        By: /S/ Thomas D. Weldon
                                            --------------------
                                            Thomas D. Weldon
                                            Chairman and Chief Executive Officer