Form 10-K/A
period 2002-12-31
NOVOSTE CORP /FL/
filed 2003-04-09
CIK 1012131

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Common Stock, $.01 par value

(Title of Class)

Rights to Purchase Preferred Shares

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☒    No  ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant’s Proxy Statement for the 2003 Annual Meeting of Stockholders, which the Registrant intends to file not later than 120 days following December 31, 2002, are incorporated by reference to Part III of this Form 10-K/A Report.

Explanatory Note

This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 is being filed to correct several typographical and processing errors that occurred while the Company was preparing the original Annual Report on Form 10-K for filing with the SEC via the EDGAR system and to correct or revise certain disclosures therein. This Amendment No. 1 amends and restates the original Annual Report in its entirety.

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

GENERAL

Novoste, a Florida corporation, has developed the Beta-Cath™ System, a hand-held device to deliver beta, or low penetration, radiation to the site of a treated blockage in a coronary artery to decrease restenosis. Restenosis, the renarrowing of a previously treated artery, is the major limitation of percutaneous coronary angioplasty or PTCA, a procedure used by interventional cardiologists to open blocked coronary arteries. Coronary stents, metal tubes or coils permanently deployed at a blockage in a coronary artery, were developed to reduce the incidence of restenosis, however restenosis still occurs in greater than 15% of the patients who receive stents. In August 1998, we qualified to apply CE marking to the Beta-Cath™ System. CE marking is a regulatory approval and is a requirement to sell our device in most of the European Union. We commenced the active marketing of our device in the European Union in January, 1999. On November 3, 2000, Novoste received U.S. marketing approval from the United States Food and Drug Administration (“FDA”) for the Beta-Cath™ System (30-millimeter source train) for use in patients suffering from “in-stent restenosis”, a condition in which previously placed coronary stents become clogged with new tissue growth. Novoste received additional approvals from the FDA for the Beta-Cath™ System with a 40-millimeter source train during 2001 and the 60-millimeter source train and smaller, next generation 3.5 French catheter and source train in early 2002.

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

Available Information. Novoste files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document the Company files at the SEC’s public reference room at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Novoste) file electronically with the SEC. The SEC’s website is http://www.sec.gov.

Novoste’s website is http://www.novoste.com. The Company makes available free of charge through its internet site its annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The information on Novoste’s website is not incorporated by reference into this report.

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

Percutaneous Transluminal Coronary Angioplasty (PTCA).    Since its introduction in the late 1970s, PTCA has emerged as the principal less invasive alternative to CABG. PTCA is a procedure performed in a cardiac catheterization labs, commonly referred to as cath labs, by an interventional cardiologist. During PTCA, a guidewire is inserted into a blood vessel through a puncture in the leg (or arm, in some cases) and guided through the vasculature to a diseased site in the coronary artery. A balloon-tipped catheter is then guided over the wire to the deposit of plaque or lesion occluding the artery. Once the balloon is positioned across the lesion inside the vessel, the balloon is inflated and deflated several times. Frequently, successively larger balloons are inflated at the lesion site, requiring the use of multiple balloon catheters. The inflation of the balloon cracks or reshapes the plaque and the arterial wall, thereby expanding the arterial lumen and increasing blood flow. However, the inflation of the balloon typically results in injury to the arterial wall. In 2002, it is estimated that about 1,000,000 PTCA procedures were performed in the United States and approximately 600,000 procedures were performed outside the United States. The average cost of each PTCA procedure in the United States is approximately $20,000, or less than one-half of the average cost of CABG. The length of stay and recuperation period are substantially less than those required for CABG.

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

The Beta-Cath™ System is designed to fit well with techniques currently used by interventional cardiologists in the cath lab. It is a hand-held device that hydraulically delivers beta radiation sources through a closed-end catheter to the area of the coronary artery injured by the immediately preceding PTCA procedure. To facilitate easy placement of the catheter, it is advanced over the same guidewire used in the PTCA procedure. After the administration of the prescribed radiation dose to a lesion site, which takes less than five minutes per lesion, the radiation sources are hydraulically returned to the hand-held transfer device. We are able to reuse the radiation isotopes for up to eighteen months due to the long half-life of Strontium-90, the isotope used in the Novoste device.

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

Research and development expenses, which include the cost of clinical trials, for the years ended December 31, 2002, 2001, and 2000 were approximately $13.3 million, $12.8 million and $17.1 million, respectively. We have conducted numerous clinical trials to provide the basis for approval by the FDA of several versions of the Beta-Cath™ System.

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

The BRAVO trial protocol will include 215 patients who will be assigned at random for either conventional treatment or conventional treatment plus radiation. The trial is expected to be performed in 30 sites in North America. We anticipate completion of the enrollment of the 215 patients in the second half of 2003. Provided the trial is successful we intend to file, in 2004, an application to obtain pre-market approval from the FDA to sell the CORONA™ System in the United States for the treatment of venous outflow stenosis in arterial-venous dialysis grafts. Approval from the FDA, if any, would likely not be obtained any earlier than six months after submission.

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

In December 2001, Novoste began its MOBILE (MOre patency with Beta In the Lower Extremity) trial. The MOBILE trial will include 410 patients from 30 sites in North America and Europe. Patients will be assigned at random for either standard percutaneous catheter-based revascularization therapy followed by vascular brachytherapy or standard therapy alone.

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

On October 14, 1999, Novoste signed a development and manufacturing supply agreement with AEA Technologies QSA GmbH (AEA) for a second source of radioactive seed trains and for the development of smaller diameter radiation seed trains. The agreement provided for the construction of a production line to be finished in two phases. The first phase, the design phase, was completed in February 2001 and the second phase, the construction phase, was completed in October 2002. The completion of the first phase provided Novoste with access to a limited supply of the smaller diameter radiation source by using the design equipment to produce the smaller diameter radiation seed trains. Payments to cover the cost of this production line were paid by Novoste as construction progressed. In addition, the agreement provides for joint ownership of all intellectual property arising from the development work and that AEA may manufacture vascular brachytherapy sources only for us. Annual production commitments and prices are still to be determined by Novoste and AEA; however, Novoste anticipates that the terms will be similar to those currently in effect.

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

Supply of Other Components by Third Parties

Through 2002, Novoste relied on Plexus Corporation as third party manufacturer for the hand-held transfer device. During 2002, Novoste began a project to manufacture the transfer devices at its Norcross location. FDA approval is expected for this manufacturing change in the summer of 2003. While the Company believes it will be better positioned to control transfer device design, lead time, product availability and overall transfer device cost, our inability to obtain sub-assemblies and components from suppliers could have a material adverse effect on our ability to manufacture the Beta-Cath™ System and, therefore, on our ability to market the Beta-Cath™ System. The Company will continue its efforts to mitigate the risks associated with this issue by continued careful review and proactive control of its inventories, and ensuring adequate safety stock of both finished devices and components is maintained.

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

Both Johnson & Johnson (J&J) and Guidant offer vascular brachytherapy products that compete directly with Novoste Beta-Cath™ System and both have substantially greater capital resources and greater resources and experience at introducing new products than does Novoste. J&J’s product, the CHECKMATE™ System, is a gamma radiation vascular brachytherapy device. Although the CHECKMATE™ System received approval at the same time as our Beta-Cath™ System, we believe the Beta-Cath™ System competes effectively against the CHECKMATE™ System because of the ease of use of beta radiation over gamma. In November 2001, Guidant received FDA approval to market the GALILEO™ Intravascular Radiotherapy System. The GALILEO™ System is a beta radiation system as is the Beta-Cath™ System and the Company competes with Guidant based upon price and product performance. For 2002 the Beta-Cath™ System maintained approximately 60% of the vascular brachytherapy market worldwide.

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

Our business involves the import, export, manufacture, distribution, use and storage of Strontium-90 (Strontium/Yttrium), the beta-emitting radioisotope utilized in the Beta-Cath™ System’s radiation source train. Accordingly, manufacture, distribution, use and disposal of the radioactive material used in the Beta-Cath™ System in the United States is subject to federal, state and/or local rules relating to radioactive material. The State of Georgia Department of Natural Resources (Georgia DNR) issued a sealed source and device registration certificate for the Company’s Beta-Cath™ System on August 4, 2000, allowing it to be listed on the Nuclear Regulatory Commission’s Sealed Source and Device Registry. The Georgia DNR authorized Novoste to commercially distribute its radiation sources to licensed recipients in the United States with the issuance of a license allowing the manufacturing and distribution of the Beta-Cath™ System. In addition, we must comply with NRC, Georgia DNR and United States Department of Transportation regulations on the labeling and packaging requirements for shipment of radiation sources to hospitals or other users of the Beta-Cath™ System.

Hospitals in the United States are required to have radiation licenses to hold, handle and use radiation. Many of the hospitals and/or physicians in the United States are required to amend their radiation licenses to include Strontium-90 prior to receiving and using our Beta-Cath™ System. Depending on the state in which the hospital is located, its license amendment will be processed by the responsible department in states that have agreed to such arrangements, or by the NRC. Obtaining any of the foregoing radiation-related approvals and licenses can be complicated and time consuming.

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

In order for us to market the Beta-Cath™ System in Japan and certain other foreign jurisdictions, we must obtain and retain required regulatory approvals and clearances and otherwise comply with extensive regulations regarding safety and manufacturing processes and quality. These regulations, including the requirements for approvals or clearance to market and the time required for regulatory review, vary from country to country, and in some instances within a country. We may not be able to obtain regulatory approvals in such countries or may be required to incur significant costs in obtaining or maintaining our foreign regulatory approvals. Delays in receipt of approvals to market our products, failure to receive these approvals or future loss of previously received approvals could have an adverse effect on our results of operations. The time required to obtain approval for sale in foreign countries may be longer or shorter than that required for FDA approval, and the requirements may differ. The European Union has promulgated rules requiring that medical devices placed on the market after June 14, 1998 bear CE marking, a legal symbol attesting to compliance with the appropriate directive which, in our case, is the medical devices directive. The Company’s products have not received regulatory approval in Japan nor have they been approved for government reimbursement in Japan.

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

Many of these same companies and others are researching coatings and treatments to coronary stents that could reduce restenosis and possibly be more acceptable to a medical community already experienced at using stents. Clinical trial results have reported a significant reduction in restenosis rates to below 10%. In addition, J&J recently received unanimous approval by a FDA advisory panel that its drug eluting stent be approved for distribution in the U.S. Full FDA approval may occur as early as the second quarter of 2003. If drug-eluting stents are proven effective at reducing restenosis and are widely adopted by the medical community, these stents could have a material adverse effect on Novoste’s business.

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

Issuance Of Preferred Stock May Adversely Affect Rights Of Holders Of Common Stock Or Delay Or Prevent A Change Of Control Of The Company

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

Our executive officers are as follows:

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

PART II

Item 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED

SHAREHOLDER MATTERS

Our common stock has been traded on the Nasdaq National Market (Nasdaq symbol: NOVT) since May 1996. The number of record holders of the Company’s Common Stock at March 14, 2003 was 99 excluding beneficial owners of shares are registered in nominee or street name. The Company has not paid any dividends since its inception, other than the distribution of the Shareholder Rights described in “Item 1. Business—Certain Factors which May Affect Future Results—Issuance of preferred stock may adversely affect rights of holders of common stock or delay or prevent a change of control of the Company” and does not intend to pay any dividends in the foreseeable future. Pursuant to the terms of our revolving line of credit, we are restricted from paying dividends on our Common Stock.

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

	For The Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales and revenues	$69,030	$69,908	$6,530	$1,823	$19
Costs and expenses:
Cost of sales	27,313	19,164	4,258	1,642	117
Impairment and related charges	6,900	—	—	—	—
Research and development	13,300	12,756	17,119	22,889	21,089
Sales and marketing	26,875	34,654	15,651	6,606	3,074
General and administrative	8,335	9,324	6,321	3,775	2,528
Restructuring and other expenses	—	1,214	—	—	—

Loss from operations	(13,693)	(7,204)	(36,819)	(33,089)	(26,789)
Other income (expense), net	642	2,095	3,746	2,169	2,127

Net loss	$(13,051)	$(5,109)	$(33,073)	$(30,920)	$(24,662)

Basic and diluted net loss per share (1)	$(0.80)	$(0.32)	$(2.13)	$(2.30)	$(2.34)

Weighted average shares outstanding (1)	16,268	16,152	15,517	13,433	10,536

Consolidated Balance Sheet Data:
Working capital	$30,496	$40,482	$53,742	$38,821	$21,797
Total assets	67,519	82,911	77,073	49,367	29,482
Long-term liabilities	5	203	401	—	—
Accumulated deficit	(134,434)	(121,384)	(116,275)	(83,201)	(52,281)
Total shareholders’ equity	52,765	64,728	67,042	43,065	24,517

(1)	See note 1 to the consolidated financial statements for an explanation of the method used to compute net loss per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company also faces intense competition in the field of vascular brachytherapy with companies that have significantly greater resources than Novoste including J&J and Guidant. Both J&J and Guidant have introduced vascular brachytherapy products that compete with our Beta-Cath™ System. A new technology called drug-coated stents poses additional competitive threats in treating restenosis. We may not be able to sustain an acceptable level of market demand for the Beta-Cath™ System if this technology is successfully introduced. Failing to sustain our current level of demand could significantly reduce revenues and affect our ability to become profitable.

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

During the second quarter of 2002, Novoste decided to concentrate marketing and development efforts on the 3.5 F diameter Beta-CathTM System. Accordingly, the Company evaluated the recoverability of the carrying value for 5.0F devices and other assets to determine if an impairment charge was necessary. The Company performed this evaluation in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Based on this evaluation, the Company determined that an impairment and other related charges of $6.9 million was warranted (See Note 8). Management will continue to evaluate its long-lived assets in accordance with SFAS NO. 144.

Stock Based Compensation

The Company uses the intrinsic value method for valuing its awards of stock options and restricted stock and recording the related compensation expense, if any, in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company grants stock options generally for a fixed number of shares to employees, directors, consultants and independent contractors with an exercise price equal to the fair market value of the shares at the date of grant. Compensation expense is recognized for increases in the estimated fair value of common stock for any stock options with variable terms. No compensation expense is recognized for stock option grants to employees for which the terms are fixed and the exercise price is equal to the fair value of the shares at the date of the grant.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

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

Net Sales and Revenues.    Net sales and revenues were $69,030,000 for the year ended December 31, 2002 as compared to $69,908,000 for the year ended December 31, 2001. The decrease was due to the voluntary recall of the 3.5F catheters in August 2002. Revenues recorded in the United States for the year ended December 31, 2002 were $64,746,000 as compared to $64,697,000 for the year ended December 31, 2001. Comparatively, international revenue decreased 17.8% to $4,284,000 in 2002 compared to $5,212,000 in 2001. Factors impacting both U.S. and international revenue included the voluntary recall of the 3.5F catheters in August 2002 as well as increased competition in the U.S.

Cost of Sales.    Cost of sales for the year ended December 31, 2002 were $34,213,000, including the $6,900,000 of impairment and related charges, resulting in a gross margin of $34,817,000 or 50.4% as compared to cost of sales of $19,164,000 and a gross margin of $50,744,000 or 72.6% of net sales for the year ended December 31, 2001. The decrease in gross margin on both an absolute and percentage basis is impacted partially due to the introduction of the 3.5F system during the second quarter of 2002 and the additional amortization and service costs associated with having a second Beta-Cath™ System in the market. However, the margins were also impacted by the impairment and other related charges of $6,900,000 taken in the second quarter of 2002 against the carrying value of 5F assets. Cost of sales includes raw material, labor and overhead to manufacture catheters as well as the amortized costs of transfer devices and radiation source trains (including device servicing and repair costs, and radiation shipping and disposal costs) used in the Beta-Cath™ System.

Research and Development Expenses.    Research and development expenses increased 4.3% to $13,300,000 for the year ended December 31, 2002 from $12,756,000 for the year ended December 31, 2001. This increase was primarily the result of the launch of both the MOBILE and BRAVO clinical trials. Novaste anticipates increasing research and development expenses in 2003 as it pursues substantial completion of these two trials.

Sales and Marketing Expenses.    Sales and marketing expenses decreased 22.4% to $26,875,000 for the year ended December 31, 2002 as compared to $34,654,000 for the previous year. The decrease represents lower costs to distribute the catheter products considering that a significant portion of customer sites were added during 2001 and 2002 included costs for maintaining those accounts and launching (and subsequently recalling) the 3.5F Beta-Cath™ System. Sales and marketing expenses were also reduced based upon consolidation of European facilities begun in 2001 and certain workforce reductions in the U.S.

General and Administrative Expenses.    General and administrative expenses decreased 10.6% to $8,335,000 for the year ended December 31, 2002 from $9,324,000 for the year ended December 31, 2001. The decrease for this period was primarily the result of lower management expenses (accounting, information systems, human resources and benefits) due to the reduction in revenue growth of the Beta-Cath ™ System. In addition, salaries and expenses for the office of CEO were less in 2002 prior to the transition to our new CEO in October 2002.

Other Income.    Net other income decreased 69.4% to $642,000 for the year ended December 31, 2002 from $2,095,000 for the prior year. The decrease in other income is primarily attributable to the decrease in interest income year-to-date as a result of a decrease in cash equivalent and short-term investment balances combined with falling interest rates.

Comparison of Years Ended December 31, 2001 and 2000

The net loss for the year ended December 31, 2001 was $5,109,000, or $.32 per share, as compared to $33,073,000, or $2.13 loss per share, for the year earlier. The decrease in net loss for the twelve months ended December 31, 2001 was primarily due to an increase in revenue that resulted from the commercial launch of our Beta-Cath™ System in the U.S. market.

Net Sales and Revenues.    Net sales and revenues were $69,908,000 for the year ended December 31, 2001 as compared to $6,530,000 for the year ended December 31, 2000. The increase was due to the FDA approval of the Beta-Cath™ System in November 2000 which resulted in the first full year of sales in the U.S. for this product. Revenues recorded in the United States for the year ended December 31, 2001 were $64,697,000 as compared to $1,816,000 for the year ended December 31, 2000. The increase in revenues was primarily due to the addition of over 300 sites in the U.S. market and the accompanying stocking orders for catheters in these new sites. Typically a new site in the U.S. will order 5 to 10 catheters. Comparatively, international revenue increased 10.6% to $5,212,000 compared to $4,713,000. International sales increased from the prior year due to adding sites in other parts of the world. Non U.S. revenue has not risen at the same rate seen in the United States because of a lack of acceptance of vascular brachytherapy in Europe and no insurance reimbursement approval. The U.S. market received insurance reimbursement for the procedure in the second half of 2001 and this reimbursement contributed to the acceptance and growth in revenue in this market.

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

Sales and Marketing Expenses.    Sales and marketing expenses increased 121.4% to $34,654,000 for the year ended December 31, 2001 as compared to $15,651,000 for the previous year. These increases were primarily the result of higher personnel, trade show, consulting and promotional literature costs associated with marketing our product on a direct basis in the U.S. and Europe and significant expenses in recruiting, training and retaining a United States sales force for the launch of the Beta-Cath™ System in the United States.

General and Administrative Expenses.    General and administrative expenses increased 47.5% to $9,324,000 for the year ended December 31, 2001 from $6,321,000 for the year ended December 31, 2000. The increase for this period was primarily the result of additional management personnel at higher salaries and the increase in infrastructure (accounting, information systems, human resources and benefits) to support the commercial launch of the Beta Cath™ System.

Restructuring and Other Expenses.    Restructuring charges of $773,000 were recorded in 2001 primarily related to a reduction in workforce of thirteen employees located in Europe and six employees located in the Unites States in addition to termination of certain facility leases in Europe. We paid $560,000 of the restructuring charges in 2001 related to severance payments and lease payments for closed facilities and had $213,000 remaining in accrued expenses at December 31, 2001 related primarily to severance agreements and facility lease and termination payments. Additionally, Novoste expensed $440,000, the Company’s total investment, as the result of an impairment of an equity method investment.

Other Income.     Net other income decreased 44.1% to $2,095,000 for the year ended December 31, 2001 from $3,746,000 for the prior year. The decrease in other income is primarily attributed to the decrease in interest income. The decrease in interest income was primarily due to the decrease in average cash equivalent and short-term investment balances that were used for operations combined with falling interest rates.

Liquidity and Capital Resources

During the year ended December 31, 2002, Novoste generated cash from operations of $10.7 million. The components of cash generated or used and reasons for change from 2002 over 2001 are as follows: (i) $9,326,000 provided from accounts receivable as collections exceeded revenues due to the slower revenue run rate in the last half of 2002, compared to the last half of 2001 and the recall of the 3.5F product beginning in August 2002 which generated catheter exchanges at no charge, (ii) $85,000 used for inventory increases, but less than 2001 due to slower inventory growth also due to the slower revenue run rate offset by the introduction of more catheter offerings by the company necessitating greater inventory requirements per revenue dollar, (iii) $36,000 provided by a decrease in prepaid expenses as several clinical trials reached conclusion, (iv) $17,634,000 provided by a decrease in other assets offset by an increase in amortization of radiation and transfer devices and a $5,065,000 impairment charge, (v) $13,051,000 used by operating losses, (vi) $2,033,000 used by reducing accounts payables because purchases at the end of 2002 were significantly lower than the end of 2001 when the Company was getting ready to launch the 3.5F diameter catheter, (vii) $1,001,000 used by fewer accrued expenses and taxes withheld because of slower growth, and (viii) $387,000 used by a decrease in unearned revenue related to revenue recognized on radiation and transfer devices due to much lower revenues on second year leases of transfer devices.

The improvement in cash from operations during 2002 resulted from fewer resources required in 2002 to fund the opening of customer sites, expansion of the launch of the Beta-Cath™ System and the related transfer devices, radiation source trains and catheter inventory required during 2001 when Novoste opened over 300 sites. Activities related to the launch of the 3.5F Beta-Cath™ System and the subsequent voluntary recall of the 3.5F catheters were the primary uses of cash in 2002.

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

In 2002, Novoste received $.5 million from the exercise of stock options, purchased $.6 million of treasury stock and repaid $.2 million for capital leases of computer equipment.

At December 31, 2002 the Company had commitments to purchase $4.4 million in inventory components of the Beta-Cath™ System over the next year.

On October 14, 1999 Novoste signed a development and manufacturing supply agreement with AEA Technologies QSA GmbH (AEA) for a second source of radioactive supply and for the development of a smaller diameter radiation source. The agreement provided for the construction of a production line to be finished in two phases. The first phase, the design phase, was completed in February and the second phase was completed in October 2002. The completion of the first phase provided Novoste with access to a limited supply of the smaller diameter radiation source by using the design equipment to produce the smaller diameter radiation seed trains. The cost of this production line was paid by Novoste as construction progressed. Depreciation of the production line began when the equipment was placed into service, in October 2002. In addition, the agreement provides for joint ownership of all intellectual property arising from the development work and that AEA may manufacture vascular brachytherapy sources only for us. Annual production commitments and prices are still to be determined by Novoste and AEA; however, Novoste anticipates that the terms will be similar to those currently in effect.

On June 20, 2001, the Company entered into a manufacturing and supply agreement with Bebig Isotopen-und Medizintechnik GmbH (Bebig), a German corporation, to manufacture and supply the Company with radioactive sealed Strontium-90 seed trains. During each calendar year under the four-year contract, the Company guarantees to pay to Bebig minimum annual payments varying amounts. All product purchases are credited against the annual guaranteed payment. Any product payments in excess of the annual guaranteed payment can be credited against the guaranteed payment of the next year. In the event that the Company does not purchase product to exceed the annual guaranteed payment, the deficiency will be due and payable to Bebig within thirty days after the end of each one-year contract period. At December 31, 2002, the Company exceeded the annual guaranteed payment.

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

At December 31, 2002, the Company was in violation of the tangible net worth covenant of the loan agreement; the lender has issued a waiver for that violation through February 28, 2003. By agreement between the Company and the lender dated March 4, 2003, the maturity date of the original loan agreement between the parties has been extended to February 27, 2004. Also as part of that modification, the tangible net worth covenant was changed and the interest rate was changed to a base of the greater of the bank’s prime rate or 4.25%, plus 1%.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees.” FIN 45 requires a gurarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. The Company will apply FIN 45 to guarantees, if any, issued after December 31, 2002. At adoption, FIN 45 did not have a significant impact on the Company’s consolidated statements of operations or financial position. FIN 45 also requires guarantors to disclose certain information for guarantees, including product warranties, outstanding at December 31, 2002

In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Issue addresses certain aspects of the accounting for arrangements under which a vendor will perform multiple revenue-generating activities. EITF 00-21 addresses when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The Company is required to adopt the provisions of EITF 00-21 effective July 1, 2003, and the Company does not expect the adoption of EITF 00-21 to have a material impact on its results of operations or financial condition.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS 148 amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

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

At December 31, 2002, the Company had $21.9 million in cash and cash equivalents with a weighted average interest rate of .91% and $11.6 million in available for sale investments with a weighted average interest rate of 2.02%. At December 31, 2001, the Company had $5.9 million in cash and cash equivalents with a weighted average interest rate of 1.8% and $31.7 million in available for sale investments with a weighted average interest rate of 4.07%.

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

ITEM	12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND	RELATED SHAREHOLDER MATTERS

The information required by Items 403 and 201(d) of Regulation S-K is incorporated herein by reference to the Company’s Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2002.

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

2.    Financial Statement Schedules.

Information required by consolidated financial statement schedules for which provision is made in the applicable accounting regulation of the SEC is included in the Notes to Consolidated Financial Statements; thereby eliminating the need for these schedules.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on April 8, 2003.

NOVOSTE CORPORATION

/s/    ALFRED J. NOVAK

By:

Alfred J. Novak

Chief Executive Officer

CERTIFICATIONS

I, Alfred J. Novak, certify that:

1.    I have reviewed this annual report on Form 10-K/A of Novoste Corporation;

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

Date: April 8, 2003	/s/ ALFRED J. NOVAK
ALFRED J. NOVAK Chief Executive Officer

CERTIFICATIONS

I, Edwin B. Cordell, Jr., certify that:

1.    I have reviewed this annual report on Form 10-K/A of Novoste Corporation;

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

Date: April 8, 2003	/s/ EDWIN B. CORDELL, JR.
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

NOVOSTE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$21,928,462	$5,878,286
Short-term investments	11,646,800	31,683,627
Accounts receivable, net of allowance of $1,134,876 and $878,424, respectively	6,757,697	16,130,721
Inventories	3,926,879	3,746,433
Prepaid expenses and other current assets	986,197	1,023,137

Total current assets	45,246,035	58,462,204

Property and equipment, net	9,541,802	9,886,711
Radiation and transfer devices, net	11,352,801	13,534,356
Receivable from officers	282,429	144,025
Other assets	1,096,375	883,311

	$67,519,442	$82,910,607

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,176,063	$4,026,866
Accrued expenses	9,966,958	10,917,277
Deferred revenue	2,429,155	2,786,476
Capital lease obligations	177,451	249,212

Total current liabilities	14,749,627	17,979,831

Long-term liabilities:
Capital lease obligations	5,201	203,135

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 16,351,953 and 16,265,081 shares issued, respectively	163,520	162,651
Additional paid-in capital	187,813,442	187,357,044
Accumulated other comprehensive income (loss)	190,087	(408,139)
Accumulated deficit	(134,434,438)	(121,383,528)

	53,732,611	65,728,028
Less treasury stock, 118,077 and 5,780 shares of common stock, respectively, at cost	(445,317)	(23,840)
Unearned compensation	(522,680)	(976,547)

Total shareholders’ equity	52,764,614	64,727,641

	$67,519,442	$82,910,607

See accompanying notes.

NOVOSTE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2001	2000
Net sales	$69,029,866	$69,908,296	$6,529,581
Cost of sales	27,312,811	19,164,436	4,257,602
Impairment and related charges	6,900,000	—	—

Gross margin	34,817,055	50,743,860	2,271,979

Operating expenses:
Research and development	13,299,677	12,756,257	17,118,976
Sales and marketing	26,874,945	34,653,392	15,650,756
General and administrative	8,334,928	9,324,347	6,321,186
Restructuring and other expense	—	1,213,705	—

Total operating expenses	48,509,550	57,947,701	39,090,918

Loss from operations	(13,692,495)	(7,203,841)	(36,818,939)

Interest income	747,318	2,164,295	3,784,378
Interest expense	(105,734)	(75,783)	(22,535)
Other income (expense)	—	6,488	(16,377)

Total other income	641,584	2,095,000	3,745,466

Net loss	$(13,050,911)	$(5,108,841)	$(33,073,473)

Net loss per share—basic and diluted	$(0.80)	$(0.32)	$(2.13)
Weighted average shares outstanding-basic and diluted	16,268,329	16,152,360	15,517,272

See accompanying notes.

NOVOSTE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Treasury Stock
	Shares	Amount			Accumulated Deficit	Shares	Amount	Unearned Compensation	Total
Balance at December 31, 1999	14,201,632	$142,016	$128,182,542	$57,722	$(83,201,214)	(5,780)	$(23,840)	$(2,092,382)	$43,064,844
Issuance of stock in private placement, 1,463,500 shares at $35 per share, net of issuance costs of $2,525,275	1,463,500	14,635	48,682,590	—	—	—	—	—	48,697,225
Issuance of restricted stock for compensation to officer and employees, 1,500 shares at $41 per share, 1,950 shares at $22.50 per share	3,450	35	105,340	—	—	—	—	(105,375)	—
Cancellation of unvested equity awards issued to officer	(7,500)	(75)	(249,300)	—	—	—	—	249,375	—
Other equity transactions	—	—	114,880	—	—	—	—	—	114,880
Amortization of unearned compensation	—	—	—	—	—	—	—	710,162	710,162
Deferred consulting charges on stock option grants	—	—	328,876	—	—	—	—	—	328,876
Exercise of stock options at $1.00 to $29.63 per share	426,544	4,265	7,141,874	—	—	—	—	—	7,146,139
Issuance of stock under Employee Stock Purchase Plan 3,219 shares at $36.125 and 3,790 shares at $23.375	7,009	70	204,808	—	—	—	—	—	204,878
Comprehensive loss:
Translation adjustment	—	—	—	(151,412)	—	—	—	—	(151,412)
Net loss	—	—	—	—	(33,073,473)	—	—	—	(33,073,473)

Total comprehensive loss	—	—	—	—	—	—	—	—	(33,224,885)

Balance at December 31, 2000	16,094,635	$160,946	$184,511,610	$(93,690)	$(116,274,687)	(5,780)	$(23,840)	$(1,238,220)	$67,042,119

See accompanying notes

NOVOSTE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Unearned Compensation	Total
	Shares	Amount				Shares	Amount
Exercise of stock options at $3.20 to $27.00	117,188	1,172	1,258,302	—	—	—	—	—	1,259,474
Deferred compensation relating to issuance of stock options to officers	—	—	839,361	—	—	—	—	(594,547)	244,814
Issuance of stock under Employee Stock Purchase Plan, 36,776 shares at $14.93 and 12,482 shares at $7.15	49,258	493	637,731	—	—	—	—	—	638,224
Issuance of restricted stock to an officer (3,000 shares) and consultant (1,000 shares) at $23.02 per share	4,000	40	92,040	—	—	—	—	(92,080)	—
Amortization of unearned compensation								948,300	948,300
Other equity transactions	—	—	18,000	—	—	—	—	—	18,000
Comprehensive loss:
Translation adjustment:	—	—	—	(314,449)	—	—	—	—	(314,449)
Net loss	—	—	—	—	(5,108,841)	—	—	—	(5,108,841)

Total Comprehensive loss	—	—	—	—	—	—	—	—	(5,423,290)

Balance at December 31, 2001	16,265,081	$162,651	$187,357,044	$(408,139)	$(121,383,528)	(5,780)	$(23,840)	$(976,547)	$64,727,641

See accompanying notes.

NOVOSTE CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Add’l Paid-In Capital	Accumulated Other Compre- hensive Income (Loss)	Accumu- lated Deficit	Treasury Stock		Unearned Compen- sation	Total
	Shares	Amount				Shares	Amount
Exercise of stock options $1.00 to $6.65	61,375	614	336,751	—	—	26,150	110,685	—	448,050
Deferred compensation relating to issuance of stock options	—	—	364,816	—	—	—	—	(364,816)	—
Issuance of stock under Employee Stock Purchase Plan, 25,497 shares at $4.08 and 21,353 shares at $3.927	25,497	255	103,759	—	—	21,353	83,868	—	187,882
Amortization of unearned compensation	—	—	—	—	—	—	—	272,883	272,883
Stock-repurchase	—	—	—	—	—	(159,800)	(616,030)	—	(616,030)
Compensation expense relating to accelerated vesting of stock options to a former officer	—	—	196,873	—	—	—	—	—	196,873
Cancellation of unvested equity awards issued to officers	—	—	(545,800)	—	—	—	—	545,800	—
Comprehensive income (loss):
Unrealized loss on short-term investments	—	—	—	(19,468)	—	—	—	—	(19,468)
Translation adjustment	—	—	—	617,694	—	—	—	—	617,694
Net loss	—	—	—	—	(13,050,911)	—	—	—	(13,050,911)

Total comprehensive loss	—	—	—	—	—	—	—	—	(12,452,685)
Balance at December 31, 2002	16,351,953	$163,520	$187,813,442	$190,087	$(134,434,438)	(118,077)	(445,317)	$(522,680)	$52,764,614

See accompanying notes.

NOVOSTE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,050,911)	$(5,108,841)	$(33,073,473)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization of property and equipment	3,125,499	2,413,135	1,458,994
Amortization of radiation and transfer devices	9,240,887	5,087,576	131,815
Issuance of stock for services or compensation	—	244,814	328,876
Amortization of deferred compensation	469,756	948,300	710,162
Provision for doubtful accounts	288,227	590,814	305,633
Unrealized loss on short-term securities	(19,468)	—	—
Impairment charge	5,065,000	—	—
Change in assets and liabilities:
Accounts receivable	9,325,631	(12,410,361)	(3,871,403)
Inventory	(85,396)	(2,585,997)	1,144,159
Prepaid expenses and other current assets	36,294	(541,035)	(265,502)
Accounts payable	(2,032,948)	644,186	2,422,905
Accrued expenses and taxes withheld	(1,000,948)	5,535,613	250,908
Unearned revenue	(387,268)	2,216,210	577,881
Other	(265,402)	(465,609)	(404,572)

Net cash provided (used) by operations	10,708,953	(3,431,195)	(30,283,617)

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities (purchase) of short-term investments, net	20,036,830	(1,028,191)	3,677,230
Purchase of property and equipment	(2,729,730)	(4,920,879)	(4,564,549)
Purchase of radiation and transfer devices	(12,124,342)	(13,140,984)	(5,612,763)

Net cash provided (used) by investing activities	5,182,758	(19,090,054)	(6,500,082)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	635,932	1,915,698	56,163,122
Purchase of treasury stock	(616,030)	—	—
Payments on capital lease obligations	(269,695)	(261,918)	(52,248)

Net cash provided (used) by financing activities	(249,793)	1,653,780	56,110,874

Effect of exchange rate changes on cash	408,258	233,357	94,198

Net increase (decrease) in cash and cash equivalents	16,050,176	(20,634,112)	19,421,373
Cash and cash equivalents at beginning of period	5,878,286	26,512,398	7,091,025

Cash and cash equivalents at end of period	$21,928,462	$5,878,286	$26,512,398

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$105,734	$74,091	$17,004
Noncash investing and financing activities:
Assets acquired under capital leases	$—	$105,000	$661,000

See accompanying notes.

NOVOSTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

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

NOVOSTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no significant concentrations of credit risk in 2002 or 2001. The Company performs periodic credit evaluations of its customer’s financial condition and generally does not require collateral. Management records estimates of expected credit losses and returns of product sold. Bad debt expense for the years ended December 31, 2002, 2001 and 2000 amounted to $372,000, $598,000 $311,000 respectively. For December 31, 2002, 2001 and 2000, un-collectible accounts written off totaled $246,000, $23,000 and $0, respectively.

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

Inventory reserves increased from $15,000 at December 31, 2001 to 844,000 at December 31, 2002. The increase is due mainly to product which was part of the voluntary recall.

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

NOVOSTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. In such reviews, estimated discounted future cash flows associated with these assets are compared with their carrying value to determine if a write-down to fair value is required (Note 8).

Radiation and Transfer Devices

The Company retains ownership of the radiation source trains (RSTs) and transfer devices (TDs). Depreciation of the costs of these assets is taken over the estimated useful life using the straight-line method and is recorded in Cost of Sales. Depreciation begins at the time the Beta-Cath™ System is placed into service. The annual agreements with the Company’s customers to license the use of radiation and transfer devices are classified by the Company as operating leases. Income is recognized ratably over the length of the lease. During 2002, the Company’s pricing policy for leases changed as an accommodation to customers. Many of the second year leases were renewed at no additional costs to the customer based on individual customer pricing decisions. At December 31, 2002, deferred revenue under leases approximated $.3 million.

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

The impact of the change in estimate of useful lives in 2002 is as follows:

Change	Increase (Decrease) Cost of sales
Change in radiation devices life from 18 months to 12 months (RST’s) and 36 months (TD’s)	$(3,838,000)

Impairment of $5,065,000 and other related charges of $1,800,000 on 30mm and 40mm 5.0F RST’s and TD’s (Note 8)	6,865,000

Acceleration of useful lives of 30mm, 40mm and 60mm 5.0F RST’s and TD’s	612,000

Net impact in 2002	$3,639,000

Net effect on loss per share in 2002	$(0.22)

The result of this change is that amortization for existing assets at December 31, 2002, will be less in future periods due to the impairment charges and accelerated amortization of 5.0F assets, offset by longer lives for other radiation devices.

At December 31, 2002, equipment with a cost of approximately $31.0 million, less $5.1 million reserve for impairment (See Note 8) before accumulated depreciation and reserves of approximately $14.6 million, was

NOVOSTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subject to operating leases. Obsolescence reserves of $937,000 and $895,000 for 2002 and 2001, respectively, are included with depreciation due to their non-cash nature. Radiation and transfer devices are stated at cost and are comprised of the following

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS 148 amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

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

In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Issue addresses certain aspects of the accounting for arrangements under which a vendor will perform multiple revenue-generating activities. EITF 00-21 addresses when a revenue arrangement with multiple deliverables should be divided into separate units of accounting and, if separation is appropriate, how the arrangement consideration should be allocated to the identified accounting units. The Company is required to adopt the provisions of EITF 00-21 effective July 1, 2003, and the Company does not expect the adoption of EITF 00-21 to have a material impact on its results of operations or financial condition.

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

$2,524,500

The Company has entered into a license agreement with a physician pursuant to which he is entitled to receive a royalty on the net sales of the Beta-Cath™ System (excluding consideration paid for the radioactive isotope), subject to a maximum payment of $5,000,000. Royalty fees to the physician aggregated, $667,540, $632,300 and $63,200 in 2002, 2001 and 2000 and have been expensed in cost of sales. Approximately $3,600,000 remains to be paid.

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

NOVOSTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Significant proportions of key components and processes relating to the Company’s products are purchased from single sources due to technology, availability, price, quality, and other considerations. Key components and processes currently obtained from single sources include isotopes, protective tubing for catheters, proprietary connectors, and certain plastics used in the design and manufacture of the transfer device. In the event a supply of a key single-sourced material or component was delayed or curtailed, the Company’s ability to produce the related product in a timely manner could be adversely affected. The Company attempts to mitigate these risks by working closely with key suppliers regarding the Company’s product needs and the maintenance of strategic inventory levels. The Company has disposal requirements for isotopes and has contracted with third parties to handle this disposal. The Company has also accrued $250,000 for the isotope equipment disposal which is recorded in accrued expenses. In addition, the Company has accrued $319,000 for isotope seed disposal at December 31, 2002 which is recorded in accrued expenses and radiation and transfer devices, net. The amount is recorded as a cost of acquiring the radiation source train asset and is amortized over its useful life.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax purposes. Significant components of the Company’s deferred income tax assets for federal and state income taxes are as follows:

	December 31, 2002	December 31, 2001
Deferred Income Tax Assets:
Net operating loss carryforwards	$50,684,368	$48,334,941
R&D tax credit carryforwards	2,432,065	1,481,225
Provision for doubtful accounts	57,000	57,000
Other	2,811	—
Accruals/reserves	4,153,479	1,436,791
Property and Equipment	396,452	935,714
Deferred compensation	—	360,352

	57,726,175	52,606,023
Valuation allowance for Deferred Income Tax assets	(57,726,175)	(52,606,023)

Net Deferred Income Tax Assets	$—	$—

At December 31, 2002 and 2001, a valuation allowance has been recognized to reduce the net deferred tax assets to zero due to uncertainties with respect to the Company’s ability to generate taxable income in the future sufficient to realize the benefit of deferred income tax assets. No income taxes were paid during 2002, 2001, or 2000. The Company has approximately $119.5 million of net operating losses for U.S. federal income tax purposes available to offset future taxable income. Such losses expire in 2007 through 2022 and may be subject to annual limitations on usage due to changes in ownership. Net operating loss carry forwards aggregating approximately $13.5 million representing cumulative exercises of non-qualified stock options will result in a credit to contributed capital when recognized. The activity in the valuation allowance includes the tax effect of these non-qualified stock options. The Company has approximately $13.9 million of foreign net operating losses related to its European subsidiaries. Additionally, the Company has approximately $2.4 million in research and development tax credits that expire in 2008 through 2022 unless utilized earlier.

A reconciliation of the provision for income taxes to the federal statutory rate is presented below for the years ended December 31:

	2002	2001	2000
Tax benefit at statutory	$(4,437,310)	$(1,737,006)	$(11,244,981)
State tax, net of federal benefit	(481,360)	(203,679)	(1,322,939)
R&D tax credit	(925,351)	(441,262)	(501,561)
Other	345,753	577,019	61,027
Valuation allowance for deferred income tax	5,498,268	1,804,928	13,008,454

	$—	$—	$—

6.	SHORT-TERM INVESTMENTS

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

Restructuring charges of $773,000 were recorded in 2001 primarily related to a reduction in workforce of thirteen employees located in Europe and six employees located in the Unites States in addition to termination of certain facility leases in Europe. The Company paid $560,000 of the restructuring charges in 2001 related to severance payments and lease payments for closed facilities and the balance in 2002. The Brussels office closed in March 2002.

During 2001, the Company contributed $440,000 for an 8% ownership interest in an equity method investment. This amount was subsequently expensed in 2001 as a result of the impairment of that investment.

Impairment and related charges of $6.9 million were recorded in 2002 related to the Company’s decision to concentrate marketing and development efforts on the new 3.5F diameter Beta Cath System. The Company evaluated the recoverable value of the 5.0F systems that are equipped to use with 30mm and 40mm radiation source trains. Based on this evaluation, the Company determined that the 5.0F transfer devices and the related radiation source trains, which are long-lived assets, with a carrying amount of $8.6 million, were impaired and wrote them down by $5.1 million to their estimated fair value of $3.5 million, and accrued $1.8 million for related contract commitments, resulting in impairment and other related charges of $6.9 million for the second quarter of 2002. Fair value was based on expected future net cash flows to be generated by the transfer devices and radiation source trains during their remaining service lives, discounted at the risk-free rate of interest. The remaining fair value is amortized ratably over the estimated useful life of these assets which extends through March 31, 2003. At December 31, 2002 the net book value of 5.0F impaired assets was $1.4 million.

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

Effective February 12, 2002, the Company’s Board of Directors adopted the Novoste Corporation 2002 Broad-Based Stock Plan (the “Plan”), which makes 200,000 shares available for grant to employees, officers, consultants, independent contractors or non-employee directors providing services to the Company or affiliates. The Plan limits the number of shares that may be granted to officers and directors to 100,000 shares. The Plan permits the granting of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock grants and other stock-based awards. Furthermore, awards other than options are limited to 10% of the total number of shares authorized and the purchase price per share of options may not be less than the fair market value on grant date. The Plan authorizes the committee designated by the Company’s Board of Directors to set the term and to accelerate the exercisability of awards. Under the Plan, 180,800 shares were granted, 24,400 shares were cancelled and 43,600 shares remain available for grant in year 2003.

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

During the period October 1998 to February 1999, options to purchase 200,000 shares were granted at prices per share ranging from $11.75 to $28.00 per share. These grants were subject to shareholder approval in May 1999. When approval was obtained, the market price per share exceeded the exercise price, and the Company incurred compensation of $1,792,500, which will be expensed over the four-year vesting period of

NOVOSTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these options: $126,564, $415,035 and $429,220 were expensed in 2002, 2001 and 2000, respectively. Approximately 37,500 of these options awarded to a former officer of the Company were forfeited during 2000, reducing the incurred compensation by $72,656 to $1,719,844.

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

In July 2002 the Company accelerated the vesting of options to a former senior officer serving on the board as part of his separation compensation. The Company recorded compensation expense of $196,873 as a result of this acceleration.

In May 2002 certain executive officers voluntarily surrendered options for 713,750 shares, most of which were exercisable at prices in excess of $20.10 per share. By surrendering the options these officers were not eligible to receive any options for more than six months.

In November 2002, the Company issued 19,375 shares to an officer of the Company as a replacement award to previously canceled options. The Company recorded $91,200 in compensation expense associated with the issuance of these awards.

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

NOVOSTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s net sales, loss from operations, long-lived assets and total assets by geographic area are as follows:

Net sales	United States	Europe	Rest of World	Consolidated
2002	$64,746,263	$3,815,499	$468,104	$69,029,866
2001	64,696,793	4,576,114	635,389	69,908,296
2000	1,816,250	4,224,776	488,555	6,529,581

Net Loss	United States	Europe	Rest of World	Consolidated
2002	$(8,108,949)	$(4,253,159)	$(688,803)	$(13,050,911)
2001	2,953,210	(7,524,276)	(537,775)	(5,108,841)
2000	(27,683,138)	(5,235,572)	(154,763)	(33,073,473)

Long-lived assets	United States	Europe	Rest of World	Consolidated
2002	$18,303,608	$2,452,071	$138,924	$20,894,603
2001	22,539,628	723,329	158,110	23,421,067

Total assets	United States	Europe	Rest of World	Consolidated
2002	$62,615,378	$4,673,377	$230,687	$67,519,442
2001	76,718,408	5,869,865	322,334	82,910,607

At December 31, 2002 and 2001, the Company’s net assets outside of the United States, consisting principally of cash and cash equivalents, accounts receivable, inventory and office equipment, were approximately $4,904,000 and $6,192,000, respectively.

13.	SUBSEQUENT EVENTS

On January 6, 2003, the FDA approved the re-launch of a redesigned 3.5F diameter Beta Rail catheter. On March 4, 2003, the Company signed an agreement extending the maturity date of its revolving loan to February 27, 2004.

NOVOSTE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Fiscal 2002	First Quarter Ended March 31	Second Quarter Ended June 30	Third Quarter Ended September 30	Fourth Quarter Ended December 31
Net sales and revenue	$22,932,352	$16,824,300	$14,655,449	$14,617,765
Cost of sales	6,678,121	6,214,300	6,774,235	7,646,155
Impairment and related charges	0	6,900,000	0	0
Gross Margin	16,254,231	3,710,000	7,881,214	6,971,610
Income (loss) from operations	3,179,785	(8,592,358)	(3,380,660)	(4,899,262)
Net income (loss)	3,402,492	(8,551,494)	(3,286,874)	(4,615,035)
Net income (loss) per share	0.21	(0.52)	(0.20)	(0.29)

Fiscal 2001	First Quarter Ended March 31	Second Quarter Ended June 30	Third Quarter Ended September 30	Fourth Quarter Ended December 31
Net sales and revenue	$9,290,629	$17,290,707	$20,916,638	$22,410,322
Cost of sales	3,744,504	5,725,840	5,118,949	4,575,143
Gross Margin	5,546,125	11,564,867	15,797,689	17,835,179
Income (loss) from operations	(7,246,946)	(3,884,953)	1,612,921	2,315,137
Net income (loss)	(6,628,567)	(3,296,606)	2,086,241	2,730,091
Net income (loss) per share	(0.41)	(0.20)	0.13	0.17

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

INDEX TO EXHIBITS

Exhibit Numbers	Description

3.1	Amended and Restated Articles of Incorporation of Registrant filed on May 28, 1996. (16)

3.2(a)	Copy of First Amendment to Amended and Restated Articles of Incorporation of Novoste Corporation filed with the Department of State of the State of Florida on November 1, 1996. (2)

3.3(a)	Copy of Amended and Restated By-Laws of Registrant adopted December 20, 1996. (15)

3.3(b)	First Amendment to the Second Amended and Restated By-Laws dated October 16, 2002.

4.1	Form of Specimen Common Stock Certificate of Registrant. (1)

4.17(a)

Amended and Restated Rights Agreement, dated as of July 29, 1999, between Novoste Corporation and American Stock Transfer & Trust Company, which includes as Exhibit B thereto the Form of Right Certificate. (2)

4.17(b)	Amended and Restated Summary of Rights to Purchase Preferred Shares of Novoste Corporation. (2)

4.20	Registration Rights Agreement dated as of March 28, 2000 by and among Novoste Corporation and the investors listed on the signature pages thereto. (12)

*10.1	Copy of Stock Option Plan of Registrant, as amended. (3)

H10.2	License Agreement, dated January 30, 1996, between Emory University and Registrant. (1)

H10.4	License Agreement, dated January 31, 1996, between Spencer B. King III, M.D. and Registrant. (1)

H10.5	Restenosis Therapy Project Development and Supply Agreement, dated November 28, 1994, with Registrant, relating to the supply of radioactive beta isotopes. (1)

H10.6	Option to Purchase Assets Agreement dated August 22, 1995, with Registrant relating to the purchase of assets of Registrant’s supplier of radioactive beta isotopes. (1)

H10.10	Frame Agreement with Bebig Isotopentechnik und Umweltdiagnostik GmbH regarding purchases and investment grant. (15)

*10.12	Copy of Non-Employee Director Stock Option Plan. (3)

H10.13	Memorandum of Understanding between Registrant and Bebig Isotopentechnik und Umweltdiagnostik GmbH regarding purchases and investment grant dated April 23, 1997. (4)

10.14	Employment Agreement with William A. Hawkins III. (5)

10.16	Restricted Stock Award Agreement with William A. Hawkins III. (5)

10.17	Non-Incentive Stock Option Agreement with William A. Hawkins III. (5)

H10.18	Amendment to Framework Agreement and Security Agreement with Bebig GmbH. dated February 11, 2000 (5)

10.19	Lease, dated October 23, 1998, between Weeks Realty, L.P. and Registrant. (6)

H10.20	Manufacturing and Supply Agreement dated April 21, 1998 between Registrant and SeaMED Corporation. (7)

#10.20a	Manufacturing and Supply Agreement dated September 1, 1999 between Registrant and SeaMED, a Plexus Company. (11)

*10.22	Restricted Stock Award dated July 1, 1999 between Novoste Corporation and William A. Hawkins. (9)

H10.25	Development and Manufacturing Agreement between AEA Technology QSA GmbH and Novoste Corporation. (10)

H10.27	Amendment to the Framework Agreement and Security Agreement (NOV 34) between Registrant and Bebig Isotopentechnik und Umweltdiagnostik GmbH. (11)

Exhibit Numbers	Description

10.29	Amendment to the Framework and Security Agreement (NOV 34) between Registrant and Bebig Isotopentechnik und Umweltdiagnostik GmbH. (14)

10.30	Loan and Security Agreement dated August 1, 2001 between Silicon Valley Bank and Novoste Corporation. (13)

10.31	Negative Pledge Agreement dated August 1, 2001 between Silicon Valley Bank and Novoste Corporation. (13)

10.32	Form of change of control agreement executed between Novoste Corporation and Executive officers. (13)

10.34	Employment Agreement with Alfred Novak dated October 8, 2002. (16)

10.35	Non-Qualified Stock Option Agreement with Chief Executive Officer dated October 16, 2002. (16)

10.36	Non-Qualified Stock Option Agreement with Chief Executive Officer dated October 16, 2002. (16)

10.37	2002 Chief Executive Officer Stock Option Plan. (16)

21.	Subsidiaries of Novoste Corporation. (16)

23.1	Consent of Ernst & Young LLP, Independent Auditors

99.1	Statements of Alfred J. Novak, Chief Executive Officer, and Edwin B. Cordell, Jr. Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

H	Portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to an order granting confidential treatment.
(1)	Filed as same numbered Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-4988).
(2)	Filed as same numbered Exhibit to the Registrant’s Report on Form 8-A filed on November 5, 1996.
(3)	Filed as Exhibit A to the Registrant’s Proxy Statement for its 1999 Annual Meeting of Stockholders filed on April 12, 1999.
(4)	Filed as same numbered Exhibit to the Registrant’s Registration Statement on Form S-3 (File No. 333-38573).
(5)	Filed as same numbered Exhibit to the Registrant’s Report on Form 10-Q filed on August 11, 1998.
(6)	Filed as same numbered Exhibit to the Registrant’s Report on Form 10-Q filed on November 9, 1998.
(7)	Filed as same numbered Exhibit to the Registrant’s Report on Form 8-K filed on January 27,1999.
(8)	Filed as same numbered Exhibit to the Registrant’s Registration Statement on Form S-3 (File No. 333-72073).
(9)	Filed as same numbered Exhibit to the Registrant’s Report on Form 10-Q filed on August 11, 1999.
(10)	Filed as same numbered Exhibit to the Registrant’s Report on Form 10-Q filed on November 5, 1999.
(11)	Filed as same numbered Exhibit to the Registrant’s Report on Form 10-Q filed May 15, 2000
(12)	Filed as same numbered Exhibit to the Registrant’s Report on Form 8-K filed April 6, 2000.
(13)	Filed as same numbered Exhibit to the Registrant’s Report on Form 10-Q filed November 14, 2002.
(14)	Filed as Exhibit 99.1 to the Registrant’s Report on Form 8-K filed October 17, 2002.
(15)	Filed as same numbered Exhibit to the Registrant’s Report on Form 10-K filed on March 10, 1997.
(16)	Filed as same numbered Exhibit to the Registrant’s Report on Form 10-K filed on March 31, 2003.

*	Constitutes a compensatory plan, contract or arrangement.