Form 10-Q
period 2004-06-30
NOVOSTE CORP /FL/
filed 2004-08-06
CIK 1012131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

☐	TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to             .

0-20727

(Commission File Number)

Novoste Corporation

(Exact Name of Registrant as Specified in Its Charter)

Florida	59-2787476
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4350 International Blvd. Norcross, GA	30093
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 2, 2004 there were 16,334,705 shares of the registrant’s common stock outstanding.

NOVOSTE CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

NOVOSTE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares data)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,752	$33,177
Short-term investments	7,015	6,225
Accounts receivable, net of allowance of $214 and $442, respectively	3,100	5,206
Inventory, net	2,369	2,439
Prepaid expenses and other current assets	528	480

Total current assets	36,764	47,527
Property and equipment, net	6,120	6,997
Radiation and transfer devices, net	5,276	6,304
Other assets	2,653	579

Total assets	$50,813	$61,407

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$691	$1,492
Accrued expenses	5,011	6,483
Unearned revenue	345	188

Total current liabilities	6,047	8,163
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 16,377,634 and 16,371,997 shares issued, respectively	164	164
Additional paid-in capital	187,901	187,880
Accumulated other comprehensive income	607	733
Accumulated deficit	(143,687)	(135,302)
Treasury stock, at cost, 42,929 shares	(172)	(172)
Unearned compensation	(47)	(59)

Total shareholders’ equity	44,766	53,244

Total liabilities and shareholders’ equity	$50,813	$61,407

See accompanying notes.

NOVOSTE CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$5,753	$17,608	$12,778	$38,314
Cost of sales	3,464	6,318	7,338	13,386

Gross margin	2,289	11,290	5,440	24,928
Operating expenses:
Research and development	666	2,806	2,957	6,164
Sales and marketing	3,144	5,147	6,571	11,081
General and administrative	2,366	2,254	4,490	4,573

Total operating expenses	6,176	10,207	14,018	21,818

Income (loss) from operations	(3,887)	1,083	(8,578)	3,110
Interest income	75	70	162	183
Interest expense	—	(2)	—	(9)
Other income	41	2	31	5

Total other income	116	70	193	179

Net income (loss)	$(3,771)	$1,153	$(8,385)	$3,289

Net income (loss) per share - Basic	$(0.23)	$0.07	$(0.51)	$0.20

Weighted average shares outstanding - Basic	16,331	16,321	16,331	16,295
Net income (loss) per share - Diluted	$(0.23)	$0.07	$(0.51)	$0.19

Weighted average shares outstanding - Diluted	16,331	16,951	16,331	16,893

See accompanying notes.

NOVOSTE CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(8,385)	$3,289
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization of property, equipment and intangibles	1,499	1,765
Stock based compensation expense	18	72
Depreciation of radiation and transfer devices	2,113	4,748
Provision for doubtful accounts	(108)	(256)
Changes in assets and liabilities:
Accounts receivable	2,196	(1,604)
Inventory	58	168
Prepaid expenses and other current assets	(49)	122
Other assets	185	757
Accounts payable	(793)	(968)
Accrued expenses	(1,465)	(2,620)
Unearned revenue	158	(1,783)

Net cash provided by (used in) operating activities	(4,573)	3,690
Cash flows from investing activities:
Maturity/sale of short-term investments	5,619	9,486
Purchase of short-term investments	(6,409)	(6,194)
Purchase of property and equipment, net	(410)	(698)
Purchase of intangibles	(2,500)	—
Purchase of radiation and transfer devices	(1,085)	(1,613)

Net cash provided by (used in) investing activities	(4,785)	981
Cash flows from financing activities:
Proceeds from issuance of common stock	15	717
Repayment of capital lease obligations	—	(139)

Net cash provided by financing activities	15	578
Effect of exchange rate changes on cash	(82)	153

Net increase (decrease) in cash and cash equivalents	(9,425)	5,402
Cash and equivalents at beginning of period	33,177	21,928

Cash and cash equivalents at end of period	$23,752	$27,330

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$9

See accompanying notes.

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

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

Novoste sells its products with no right of return except in cases of product malfunction or shipping errors. On August 19, 2002, Novoste initiated a voluntary recall of the Beta-Rail™ 3.5F Delivery Catheter (the “3.5F catheter”) inventory from its customers. The recall related to the discovery by Novoste of a small number of catheter tip separations in the 3.5F catheter product. An extensive evaluation and improvement program was initiated. A pre-market approval supplement was submitted to the U.S. Food and Drug Administration (FDA) on October 15, 2002, describing the improvements to the product and manufacturing processes and requesting approval for re-launch of the product. The FDA approved the re-launch on January 6, 2003.

In connection with the re-launch, Novoste exchanged 5.0F catheters for 3.5F catheters with a number of its customers. The exchange of these catheters was completed by September 2003 and all related reserves have been eliminated since that time. However, in the quarter ended June 30, 2003, Novoste had recorded a reserve of approximately $400,000 to recognize the 5.0F catheters purchased prior to June 30, 2003, that were expected to be returned in the future for exchange to 3.5F catheters.

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(continued)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Novoste’s significant accounting policies are included in the audited financial statements and notes thereto for the year ended December 31, 2003 included in Novoste’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Stock Options

Novoste accounts for grants of stock options and restricted stock under the recognition and measurement principles of Accounting Principles Board Option (APB) No. 25, Accounting for Stock Issued to Employees and related interpretations. The following table illustrates the effect on net income (loss) and earnings (loss) per share if Novoste had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No.123, Accounting for Stock-Based Compensation (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$(3,771)	$1,153	$(8,385)	$3,289
Add: Total stock-based employee compensation expense included in net income (loss)	(8)	10	18	72
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(616)	(1,070)	(1,192)	(2,343)

Pro forma net income (loss)	$(4,395)	$93	$(9,559)	$1,018

Earnings (loss) per share:
Basic-as reported	$(0.23)	$0.07	$(0.51)	$0.20

Basic-pro forma	$(0.27)	$0.01	$(0.59)	$0.06

Diluted-as reported	$(0.23)	$0.07	$(0.51)	$0.19

Diluted-pro forma	$(0.27)	$0.01	$(0.59)	$0.06

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

Impairment Charges

Novoste evaluates long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires long-lived assets and certain identifiable intangibles to be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(continued)

NOTE 3. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents are comprised of certain highly liquid investments with maturities of less than three months. In addition to cash equivalents, Novoste has investments in commercial paper and other securities that are classified as short-term. All securities are considered as available-for-sale and reported at fair value, with the unrealized gains and losses reported as a component of Other Comprehensive Income (Loss) on the consolidated statements of shareholders’ equity. The amortized cost of debt securities in this category, if significant, is adjusted for amortization and included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, of which there were none, would be included in interest income. Realized gains and losses are included in interest income and are determined on a specific identification basis. Interest and dividends on securities classified as available-for-sale are included in interest income.

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2004 and December 31, 2003 include receivables due from product sales and amounts due under lease and maintenance or service agreements to hospitals relating to radiation and transfer devices (See Note 7 to the unaudited consolidated financial statements). The carrying amounts reported in the consolidated balance sheets for accounts receivable approximate their fair value.

Novoste performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Management records estimates of expected credit losses and returns of product sold. The income effect on the change in provision for doubtful accounts for the three-month period ended June 30, 2004, was $52,000, compared to $308,000 for the three-month period ended June 30, 2003. The change in provision for doubtful accounts for the six-month period ended June 30, 2004 was $108,000, compared to $256,000 for the six-month period ended June 30, 2003. The provision for doubtful accounts declined as aged accounts receivables balances decreased and collections were better than historically anticipated.

There were no significant concentrations of credit risk at June 30, 2004.

NOTE 5. INVENTORIES

Inventories are stated at the lower of cost or market value on a first-in, first-out (FIFO) basis and are comprised of the following (in thousands):

	June 30, 2004	December 31, 2003
Raw materials	$2,386	$2,442
Work in process	119	124
Finished goods	1,033	1,115

Inventory, gross	3,538	3,681
Less: Inventory reserve	(1,169)	(1,242)

Inventory, net	$2,369	$2,439

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(continued)

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following (in thousands):

	June 30, 2004	December 31, 2003
Furniture and fixtures	$1,173	$1,211
Office equipment	4,089	4,142
Laboratory equipment	892	991
Leasehold improvements	2,729	2,208
Production equipment	7,871	8,205

Property and equipment, gross	16,754	16,757
Less: Accumulated depreciation and amortization	(10,634)	(9,760)

Property and equipment, net	$6,120	$6,997

NOTE 7. RADIATION AND TRANSFER DEVICES

Novoste retains ownership of the radiation source trains (RSTs) and transfer devices (TDs). Depreciation of the costs of these assets is taken over the estimated economic life using the straight-line method and is recorded in cost of sales. Depreciation begins at the time the Beta-Cath™ System is placed into service. Novoste classifies the annual agreements with Novoste’s customers to license the use of radiation and transfer devices as operating leases. Income is recognized ratably over the length of the lease. At June 30, 2004, deferred revenue under these leases approximated $345,000, compared to $188,000 at December 31, 2003.

Radiation and transfer devices subject to operating leases, stated at cost, less accumulated depreciation, are comprised of the following (in thousands):

	June 30, 2004	December 31, 2003
Radiation and transfer devices, gross	$23,641	$25,554
Less: Accumulated depreciation	(18,365)	(19,250)

Radiation and transfer devices, net	$5,276	$6,304

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

At December 31, 2002, approximately $1,650,000 of unamortized costs for the 5.0F catheter assets remained. During the first quarter of 2003, despite the re-launch of the newly designed 3.5F catheter system in January, it became apparent that the 5.0F assets would be utilized beyond the previously estimated termination date, and in fact, remained in active use through December 31, 2003. Factors leading to an extended life included: (a) the time required to convert customers to 3.5F catheter systems following the recall, (b) the time required to complete training on the new 3.5F catheter replacement systems, and (c) allocations of 3.5F catheter systems to customer sites based on availability, customer preference and volume potential. Accordingly, the remaining value of the 5.0F catheter

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(continued)

assets was amortized through December 31, 2003, rather than through March 31, 2003, as previously estimated. The result of this change in the estimated useful life increased amortization expense by $413,000 for the second, third and fourth quarters in 2003. The expense impact of this change in estimate of useful lives of the 5.0F catheter in the six months ended June 30, 2004 and 2003 was $0 and $824,000, respectively, or $0.05 per share for the six months ended June 30, 2003.

NOTE 8. OTHER ASSETS

Other assets consist mainly of license agreements and other intangibles. Novoste announced on April 22, 2004, that it had signed an asset purchase agreement with Guidant Corporation (Guidant) pursuant to which Novoste would acquire information regarding Guidant’s vascular brachytherapy business, including the customer list of Guidant in the United States and Canada. Under the terms of the agreement, during an established transition period, which is expected to be six months, Guidant and Novoste would jointly cooperate to transition the Guidant customers to Novoste products for any customer that wishes to continue vascular brachytherapy. Guidant would discontinue its vascular brachytherapy business in the United States and Canada over the six-month period. Additionally, Guidant has agreed to not compete in the vascular brachytherapy market in the United States and Canada for a period of five years. Novoste paid the sum of $2,500,000 to Guidant at the signing of the transaction and has agreed to pay an additional 5% on net sales to customers on the Guidant customer list that transition to Novoste’s products for a period of six months after the closing date of the Guidant transaction. After this six-month transition period, Novoste would pay an additional 5% on all U.S. and Canadian net sales of Novoste vascular brachytherapy products up to a maximum of $4,000,000. The initial payment is being amortized over twenty-four months.

NOTE 9. ACCRUED EXPENSES

Significant items of accrued expenses are as follows (in thousands):

	June 30, 2004	December 31, 2003
Salaries, wages and benefits	$1,915	$2,353
Radiation and disposals	1,212	1,598
Operating expenses & royalties	651	643
Professional fees	569	584
Clinical trials	292	783
Due to customers	248	310
Sales and use taxes	124	212

	$5,011	$6,483

NOTE 10. LINE OF CREDIT

Since August 2001, Novoste has had a relationship with a financial institution (lender). On May 27, 2004, Novoste replaced previous borrowing arrangements with a one-year agreement, which provides a $5,000,000 revolving line of credit and availability of letters of credit. The lender will issue letters of credit for Novoste’s account subject to certain limitations; however, all such letters of credit may not exceed $2,000,000 in the aggregate.

Under the revolving line of credit, Novoste may borrow an amount not to exceed the borrowing base as defined in the loan agreement, which is principally based on domestic accounts receivable. Interest on outstanding balances is payable on the first of each month, calculated on the outstanding balance, and accrues at a rate of the lender’s prime rate, which was 4.0% at June 30, 2004, plus 1%. To secure the payment and performance of all obligations when due, Novoste granted to the lender a first priority security interest in substantially all assets of Novoste.

At June 30, 2004 and December 31, 2003, Novoste had no outstanding borrowings or letters of credit.

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(continued)

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

The following is a summary of selected financial information by reportable segment as of, and for the six months ended, June 30, 2004 and 2003 (in thousands):

Net sales

	United States	Rest of World	Consolidated
2004	$10,790	$1,988	$12,778
2003	35,882	2,432	38,314

Net Income (Loss)

	United States	Rest of World	Consolidated
2004	$(8,083)	$(302)	$(8,385)
2003	3,414	(125)	3,289

Long-lived assets

	United States	Rest of World	Consolidated
2004	$13,124	$624	$13,748
2003	15,327	1,379	16,706

Total assets

	United States	Rest of World	Consolidated
2004	$48,072	$2,741	$50,813
2003	61,984	4,347	66,331

Novoste’s total assets outside of the United States consist principally of cash and cash equivalents, accounts receivable and office equipment.

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(continued)

NOTE 12. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2004 and 2003 (in thousands, except per-share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$(3,771)	$1,153	$(8,385)	$3,289
Denominator:
Weighted-average shares outstanding	16,331	16,321	16,331	16,295
Dilutive effect of stock options and unvested restricted stock	—	630	—	598

Weighted-average shares outstanding, assuming dilution	16,331	16,951	16,331	16,893

Net income (loss) per share:
Basic	$(0.23)	$0.07	$(0.51)	$0.20

Diluted	$(0.23)	$0.07	$(0.51)	$0.19

The basic and diluted income or loss per share is computed based on the weighted average number of common shares outstanding. Weighted average shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options. For the calculation of the three-month and six-month periods ended June 30, 2004, all stock options, representing approximately 2,757,000 shares of Novoste common stock, were excluded, as they would be anti-dilutive.

Of these, approximately 2,757,000 and 2,646,000 shares had an exercise price higher than the average price of Novoste’s common stock for the three-month and six-month periods ended June 30, 2004, respectively.

For the three-month and six-month periods ended June 30, 2003, approximately 1,241,000 and 1,258,000 shares, respectively, were excluded, as their exercise price was higher than the average price of Novoste’s common stock for these periods.

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(continued)

NOTE 13. SHAREHOLDERS’ EQUITY

Changes in shareholders’ equity consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Shareholders’ equity at beginning of period	$48,570	$55,437	$53,244	$52,765
Proceeds from exercise of stock options ranging from $3.20 to $6.65 per share	—	227	7	655
Proceeds from Employee Stock Purchase Plan, 3,637 shares at $2.2185 on 6/30/04 and 10,644 shares at $5.8225 on 6/30/03	8	62	8	62
Amortization of unearned compensation	8	40	35	82
Revaluation of variable stock awards	—	(30)	(4)	(7)
Cancellation of unvested Restricted Stock Awards and compensation charge options	(19)	(3)	(19)	(3)
Amortization of fair market value of stock options to non-employees	3	—	6	—
Comprehensive income:
Unrealized gain (loss) on available-for-sale securities	(14)	5	(14)	(14)
Translation adjustment	(19)	127	(112)	189
Net income (loss)	(3,771)	1,153	(8,385)	3,289

Total comprehensive income	(3,804)	1,285	(8,511)	3,464

Shareholders’ equity at end of period	$44,766	$57,018	$44,766	$57,018

NOTE 14. IMPAIRMENT CHARGES

In March 2002, Novoste began commercial distribution of a newer, smaller Beta-Cath™ System utilizing a 3.5F diameter catheter. Original plans were to introduce the product slowly; however, the smaller diameter system allowed physicians to provide better and more comprehensive treatment to their patients, and demand for the new product exceeded expectations and the first-year goal of installed sites was achieved in less than four months. While the older, larger 5.0F diameter Beta-Cath™ Systems were still serviceable, during the second quarter of 2002, Novoste decided to concentrate marketing and development efforts on the 3.5F diameter Beta-Cath™ System. Accordingly, Novoste evaluated the ongoing value of the 5.0F catheter systems that are equipped to be used with 30mm and 40mm radiation source trains. Based on this evaluation, Novoste determined that the transfer devices and radiation source trains, which were long-lived assets with a carrying amount of $8,600,000, were no longer recoverable and wrote them down to their estimated fair value of $3,500,000, and accrued $1,800,000 for related expenses, resulting in an impairment and other related charges of $6,900,000 for the second quarter of 2002. Fair value was based on expected future net cash flows to be generated by the transfer devices and radiation source trains during their remaining service lives, discounted at the risk-free rate of interest. The remaining fair value was amortized ratably over the estimated useful life of these assets.

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(continued)

On August 19, 2002, Novoste announced the recall of all 3.5F diameter catheter products (See Note 1 to the unaudited consolidated financial statements). As a result, demand for the 5.0F diameter system increased significantly to service the patients needing vascular brachytherapy. This increase demand provided cash flow in excess of the carrying value. Following the re-launch of a redesigned 3.5F catheter system in January 2003, the 5.0F systems continued to be utilized, but at a declining rate, as 3.5F systems returned to use. The revenue from the 5.0F systems continued to exceed carrying value and Novoste concluded that these assets would likely remain in active use through December 31, 2003. At June 30, 2004 no costs remained to be amortized for the 5.0F impaired assets.

NOTE 15. TERMINATION COSTS

In March 2004, Novoste announced a reduction in force to eliminate 84 positions to align Novoste’s staffing with current market conditions. Fifty-nine of the employees involved in the reduction terminated employment with Novoste during the three months ended March 31, 2004, whilst another 18 employees left during the three-months ended June 30, 2004. The remaining 7 employees will leave in the next quarter. The costs associated with terminated employees are included within operating expense in the unaudited consolidated statement of operations for the six months ended June 30, 2004.

Thirty-seven employees located in the U.S. were terminated during the quarter ended March 31, 2003, to align Novoste’s staffing with market conditions at the time. Termination costs of $254,000 were included in operating expense in the unaudited consolidated statement of operations for the six months ended June 30, 2003.

Termination costs activity consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Paid during period	$307	$58	$666	$254
Accrued from prior period	(111)	—	—	—

Termination expense for the period	$196	$58	$666	$254

NOTE 16. RELATED PARTY TRANSACTIONS

On December 23, 2002, Novoste signed a Distribution Agreement with Orbus Medical Technologies, Inc., (Orbus) a manufacturer of cardiology products. Novoste’s Chief Executive Officer, Mr. Al Novak, is also the Chairman of Orbus. During the first six months of 2004, Novoste purchased $82,000 of product from Orbus at normal commercial prices. As of June 30, 2004, Novoste has prepaid $84,000 for future product purchases. During the six months ended June 30, 2004, Novoste had net sales from this product line of $242,000, or 2% of total net revenues.

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

Revenue Recognition

Revenue from the sale of products is recorded when an arrangement exists, delivery has occurred and services have been rendered, the seller’s price is fixed and determinable and collectability is reasonably assured. Novoste earns revenue from sales of catheters, stents, and from operating lease agreements to use the radiation source trains and transfer devices included in the Beta-Cath™ System.

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

Revenue from sales of catheters directly to hospitals is recognized upon shipment after the hospital has received a Beta-Cath™ System and completed all licensing and other requirements to use the system. Novoste recognizes revenue from sales of catheters and stents at the time of shipment.

Novoste retains ownership of the radiation source trains and transfer devices and enters into either a lease or license agreement with its customers. Revenue recognition begins once an agreement has been executed, the system has been shipped, and all licensing and other requirements to use the system have been completed. The revenue is recognized ratably over the term of the agreement. Under the terms of the agreement signed with customers located in the United States, replacement and servicing of the radiation source train and transfer device is required at six-month intervals or twelve-month intervals, depending on the model of the device. This replacement and servicing cost is included in cost of sales as incurred. No other post-sale obligations exist.

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

Radiation and Transfer Devices and Amortization of Costs

Novoste has invested significant resources to acquire radiation source trains and transfer devices that make up the Beta-Cath™ System and offers multiple treatment options using either the standard length or the XL version of the 3.5F catheter, which can accommodate a 30mm, 40mm or 60mm train.

Novoste retains ownership of the radiation source trains and transfer devices that are used by customers. The costs to acquire, test and assemble these assets are recorded as incurred. Novoste has determined that based upon the manufacturer’s data, the estimated economic life for radiation source trains is one year, and transfer devices is three years. Accordingly, Novoste classifies these assets as long-term assets. Depreciation of the costs of these assets is included in cost of sales and is recognized over their estimated economic lives using the straight-line method. Depreciation begins at the time the Beta-Cath™ System is placed into service. Valuation reserves are recorded for the balance of unamortized costs of transfer devices and radiation source trains that are on hand but not available for use by a customer.

During the second quarter of 2002, Novoste decided to concentrate marketing and development efforts on the 3.5F catheter system. Accordingly, Novoste evaluated the recoverability of the carrying value for 5.0F devices and other assets to determine if an impairment charge was necessary. Novoste performed this evaluation in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Based on this evaluation, Novoste determined that impairment and other related charges of $6,900,000 were warranted for the 5.0F assets for the second quarter of 2002 (See Notes 7 and 14 to unaudited consolidated financial statements). The 5.0F product line has now completed its practical service life and has no net book value at June 30, 2004.

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

Novoste accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

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

RESULTS OF OPERATIONS

Overview

The challenges of the first quarter of 2004 continued into the second quarter of 2004. We expect that revenues have and will continue to be impacted by the rapid acceptance of drug-eluting stents in the medical community and their success in reducing in-stent restenosis since their introduction into the U.S. market in April 2003. We expect that sales of our vascular brachytherapy products will continue to decline in 2004 as compared to 2003, resulting in a future reduction in our revenues. To address the revenue decline, on April 22, 2004, Novoste concluded an asset purchase agreement with Guidant Corporation, pursuant to which Novoste acquired information regarding Guidant’s vascular brachytherapy business, including the customer list of Guidant for the United States and Canada as well as a five-year non-compete agreement. As a result, Novoste will be the sole provider of coronary brachytherapy products (See Note 8 to unaudited consolidated financial statements). As noted below, Novoste began an aggressive cost reduction program at the end of the first quarter and initiated restructuring of operations in the United States in order to bring expenses in line with lower revenues. In addition, in June 2004, Novoste introduced a new transfer device that has a service cycle of 12 months compared to a current 6 month cycle, which should favorably impact servicing costs. Also, during the second quarter of 2004, Novoste consolidated all U.S. operations into a single building, with the expectation of significantly lowering fixed costs for facilities.

Net Sales and Gross Margin

Net sales and gross margin consisted of the following (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Increase (decrease)	2004	2003	Increase (decrease)
Net sales:
United States	$4,831	$16,583	(70.9)%	$10,790	$35,882	(69.9)%
Rest of World	922	1,025	(10.0)%	1,988	2,432	(18.3)%

Total net sales	5,753	17,608	(67.3)%	12,778	38,314	(66.6)%
Cost of sales	3,464	6,318	(45.2)%	7,338	13,386	(45.2)%

Gross margin	$2,289	$11,290	(79.7)%	$5,440	$24,928	(78.2)%

Net sales decreased 67% in the second quarter and the first six months of 2004 from the same periods in the prior year due to the rapid acceptance of drug-eluting stents in the medical community. The U.S. customer base has dropped from approximately 400 sites to 360 sites since the second quarter of 2003. Also affecting the year-to-year comparison, during the second quarter of 2003, we experienced increased demand for the new 3.5F catheters that had been awaiting FDA approval, and we recognized $600,000 in revenues that had been deferred in anticipation of a catheter exchange upon relaunch of the redesigned 3.5F catheter. In addition to drug-eluting stents, we experienced increased direct competition from Guidant Corporation in the market for vascular brachytherapy products primarily in the first quarter of 2004, and to a lesser extent until late April 2004 when we completed the transaction with Guidant described above. Revenues from lease agreements have experienced a rebound during the second quarter of 2004 due to marketing initiatives to recover costs for servicing the transfer devices. Such revenues increased 22% over the first quarter of 2004 and were only 7% below the second quarter last year. Rest of World sales declined 10% in the second quarter of 2004 and 18% for the first six months of 2004 from the same period last year, due to the factors described above. Revenue from bare metal stents, a product line first licensed for international sale by Novoste in January 2003, has remained level due to a very competitive market in Europe. The completion of the Guidant transaction in the second quarter of 2004 had a very modest effect on second quarter revenues as conversion of accounts using the Beta-Cath™ System required training and, in many cases, licensing for the use of radiation. We anticipate the conversion of a majority of the targeted former Guidant vascular brachytherapy customers to take place in the third quarter of 2004. As a result of our initiating these revenue programs for the transfer devices and radiation source trains, it remains unclear the extent to which new accounts from Guidant will convert to, and existing accounts will continue with Novoste’s vascular brachytherapy products.

In the quarter and six months ended June 30, 2004, cost of sales declined approximately 45% from the same periods of the prior year due to the significant reduction in revenues and the corresponding reduction of costs variable to sales. However, the reduction in total costs was not proportional to the decline in revenues due to the high fixed costs associated with the manufacturing and service operations.

The 80% and 78% decline in gross margin for the quarter and the first six months of 2004, respectively, was a result of the revenue decline coupled with relatively high fixed costs associated with manufacturing and service operations.

We believe significant factors impacting cost of sales and gross margins going forward include the utilization of catheters at the sites using the Beta-Cath™ System. We believe that the Guidant transaction will result in additional sales, which will offset some of the fixed costs, and that the consolidation of operations into a single building will further reduce fixed costs. We also believe that depreciation of radiation devices will decline since the older 5.0F catheter system has completed its useful commercial life, and Novoste has moved to a single vascular brachytherapy system (3.5F) with the goal of lowering costs as maintenance of a second catheter system is eliminated.

Operating Expenses

Operating expenses consisted of the following (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Increase (decrease)	2004	2003	Increase (decrease)
Operating expenses:
Research and development	$666	$2,806	(76.3)%	$2,957	$6,164	(52.0)%
Sales and marketing	3,144	5,147	(38.9)%	6,571	11,081	(40.7)%
General and administrative	2,366	2,254	5.0%	4,490	4,573	(1.8)%

Total operating expenses	$6,176	$10,207	(39.5)%	$14,018	$21,818	(35.8)%

At the end of the first quarter of 2004, Novoste announced a reduction in force, eliminating 84 positions across all functions. This reduction is expected to lower annual operating costs by approximately $6,000,000. During the first quarter of 2004, approximately 59 of the individuals left Novoste, with the remaining individuals leaving during the second and third quarters. Approximately $666,000 of severance-related costs is included in the operating costs for the six-months ended June 30, 2004.

The 76% decrease in research and development expenses for the second quarter and 52% decrease for the first six months of 2004, compared to the same periods of the prior year, is primarily in the area of clinical trials, with the suspension of the MOBILE (More Beta Radiation In Lower Extremities) trial in mid-2003 and the BRAVO (Beta Radiation for treatment of Arterial-Venous graft Outflow) trials in the first quarter of 2004. In addition, some engineering projects underway in early 2003 have been completed. A reduction in the number of projects and engineers supporting them also contributed to the decrease in expenses. Future research and development efforts will be focused on development of products, that serve the coronary and cancer disease markets and utilize the marketing and distribution strengths of Novoste. Some of these activities will be out-sourced on a project-by-project basis where specific skills can be obtained to meet the product development needs.

The 39% and 41% decrease in sales and marketing expense for the second quarter and six months, respectively, is due to reduced sales and marketing personnel, and to significantly lower variable expenses related to lower revenues, principally commissions and travel expenses. In addition, expenses for the prior year were elevated due to the January 2003 relaunch of the 3.5F catheter, which required extra training and travel to customer sites.

The 5% increase during the second quarter of 2004, compared to the same period of the prior year, for general and administrative expenses is mainly due to consulting fees associated with Sarbanes-Oxley compliance requirements and relocation expenses associated with consolidating all of U.S. operations into a single building. The 2% decrease for the first six months of 2004 is primarily due to the completion of computer systems consulting projects that had been in process for the six months of 2003, and ongoing cost reduction actions.

Other Income and Expenses

Other income for the second quarter of 2004 was $116,000 compared to $70,000 for the same period in the prior year. The increase was mainly due to the gain on sale of surplus equipment following the restructuring and consolidation into a single building during the current quarter. Other income for the six months of 2004 was $193,000 compared to $179,000 for the same period in the prior year. This net increase arose primarily from the gain on sale of surplus equipment.

Net Income (loss)

Net income (loss) consisted of the following (in thousands, except per share amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Increase (decrease)	2004	2003	Increase (decrease)
Net income (loss)	$(3,771)	$1,153	$(4,924)	$(8,385)	$3,289	$(11,674)
Net income (loss) per share - Basic	$(0.23)	$0.07	$(0.30)	$(0.51)	$0.20	$(0.71)
Net income (loss) per share - Diluted	$(0.23)	$0.07	$(0.30)	$(0.51)	$0.19	$(0.70)

The decline in net income of $0.30 per share for the second quarter and $0.71 per share for the six months ended 2004, compared to the prior periods, was the result of significantly lower revenues, which were adversely impacted by the introduction of drug-eluting stents and the resulting decline in sales of our vascular brachytherapy products. The decline in operating income was partially offset by cost reduction initiatives during 2003 and in the first two quarters of 2004, but the drop in revenues could not be fully offset due to relatively high fixed costs associated with sales, manufacturing and service operations. Net income in the second quarter of 2003 was positively affected by recognition of $600,000 of revenue previously deferred in the first quarter of 2003 for catheter exchanges completed in 2003, following the relaunch of the 3.5F catheter in January 2003.

LIQUIDITY AND CAPITAL RESOURCES

Operating

Net cash provided by (used in) operating activities consisted of the following (in thousands):

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(8,385)	$3,289
Depreciation and amortization of property, equipment and intangibles	1,499	1,765
Depreciation of radiation and transfer devices	2,113	4,748
Other non cash items	(90)	(184)
Net change in operating assets and liabilities	290	(5,928)

Net cash provided by (used in) operating activities	$(4,573)	$3,690

In the six months of 2004, $4,573,000 of cash was used to fund the period’s operating activities. This compares to $3,690,000 of cash generated in the same period of 2003. The changes in operating assets and liabilities are consistent with the decline in business volume. Depreciation of property and equipment has declined as a number of the capital assets installed when commercial production began in 2000 have reached, or are nearing, their depreciable life. This decline is offset somewhat by amortization of the customer list obtained from Guidant during the second quarter of 2004. Depreciation on radiation and transfer devices is lower due to the completion of the commercial life of the older 5.0F systems, and the full amortization of these assets, as well as many of the older 3.5F systems completing their amortizable life. Included in the change in operating assets for the first six months of 2004 was $2,196,000 generated from a reduction in receivables, compared to the same period of 2003 when $1,604,000 was used to fund the increased receivables associated with higher revenues from the relaunch of the 3.5F system in the first quarter of 2003.

Investing

Net cash provided by (used in) investing activities consisted of the following (in thousands):

	Six Months Ended June 30,
	2004	2003
Cash flows from investing activities:
Maturity/sale of short-term investments	$5,619	$9,486
Purchase of short-term investments	(6,409)	(6,194)
Purchase of intangibles	(2,500)	—
Capital expenditures, net	(1,495)	(2,311)

Net cash provided by (used in) investing activities	$(4,785)	$981

Short-term investments have shifted to cash equivalents to fund operating losses, provide flexibility for future strategic investments and as a hedge against interest rate increases. Less cash was used to purchase property and equipment in the six months ended June 30, 2004 as compared to the same period of 2003, primarily due to the completion of in-house production facilities. Also, less cash was used to purchase radiation source trains and transfer devices compared to the same period in the prior year. This decrease in purchases reflects the deployment of devices to all active customer sites using vascular brachytherapy products, and the closure of inactive or unprofitable sites in 2004. In April 2004, Novoste purchased the vascular brachytherapy customer list from Guidant for $2,500,000, plus additional earned payouts, and has started the transition process of converting these accounts to the Novoste Beta-Cath™ System (See Note 8 to unaudited consolidated financial statements).

Financing

During the quarter ended June 30, 2004, Novoste had no proceeds from the issuance of its common stock as a result of option exercises, compared to $227,000 in the second quarter of 2003 when stock options were exercised by employees. For the six months ended June 30, 2004 and 2003, proceeds were $7,000 and $655,000, respectively.

During the second quarter and first six months of 2004, Novoste received $8,000 and $8,000, respectively, for common stock purchased under the Employee Stock Purchase Program, compared to $62,000 and $62,000 for the same periods in 2003.

In August 2003, Novoste announced the extension of the stock buy-back program that originally began in August 2002, but had been suspended due to the 3.5F catheter recall. The plan was extended in September 2003 and the extension authorized the purchases of up to $7,000,000. No shares were repurchased during the quarter ended June 30, 2004. As of June 30, 2004, 185,400 shares had been repurchased in earlier periods for $725,000.

In May 2004, Novoste replaced its working capital loan agreement and obtained a $5,000,000 revolving line of credit with the same financial institution (lender). The one-year agreement will expire on May 26, 2005.

Novoste also has a letter of credit facility available under the revolving line of credit. The lender will issue or has issued letters of credit for Novoste’s account subject to certain limitations. Under the credit facility, all such issued letters of credit may not exceed $2,000,000 in the aggregate.

At June 30, 2004, Novoste had no outstanding borrowings or letters of credit (See Note 10 to unaudited consolidated financial statements).

Commitments

At June 30, 2004, Novoste had commitments to purchase $5,578,000 of products and services, primarily components for the Beta-Cath™ System.

On October 14, 1999, Novoste signed a development and manufacturing supply agreement with AEA Technologies QSA GmbH for a source of radioactive supply and for the development of a smaller diameter radiation source. The agreement provided for the construction of a production line that was placed into service in October 2002. In addition, the agreement provides for joint ownership of all intellectual property arising from the development work and requires that AEA manufacture vascular brachytherapy sources only for Novoste. Unless notification to terminate is provided two years prior to expiration, the agreement, which is effective until September 2006, automatically renews. Novoste expects to meet its contractual obligations under this agreement for 2004.

On June 20, 2001, Novoste amended its manufacturing and supply agreement with Bebig Isotopen-und Medizintechnik GmbH (Bebig), a German corporation, to manufacture and supply Novoste with radioactive sealed Strontium-90 seed trains. During each calendar year of the four-year contract, Novoste guarantees to pay to Bebig minimum annual payments of varying amounts that will total $7,500,000 over the term of the agreement and provide up to $250,000 for decommission expense of the production facility. All product purchases are credited against the annual guaranteed payment.

Novoste has entered into a license agreement with a physician pursuant to which he is entitled to receive a royalty on the net sales of the Beta-Cath™ System (excluding consideration paid for the radioactive isotope), subject to a maximum aggregate payment of $5,000,000. Royalty fees paid to the physician were $54,000 and $163,000 for the three months ended June 30, 2004 and 2003, respectively, and $123,000 and $357,000 for the six months ended June 30, 2004 and 2003, respectively. As of June 30, 2004, aggregate payments of $2,080,000 have been made under the license agreement and have been expensed as costs of sales.

On January 30, 1996, Novoste entered into a license agreement whereby Emory University assigned its claim to certain technology to Novoste for royalties based on net sales (as defined in the agreement) of products derived from such technology, subject to certain minimum royalties. After the first commercial sale of royalty bearing products by Novoste, minimum royalties were due to Emory University in the following amounts: year 2 after the first commercial sale—$10,000; year 3—$15,000; year 4—$25,000; and years 5-10, $50,000 per year. The royalty agreement term is consistent with the life of the related patent and applies to assignments of the patent technology to a third party. Royalty fees paid to Emory University were $117,000 and $343,000 for the three months ended June 30, 2004 and 2003, respectively, and $259,000 and $729,000 for the six months ended June 30, 2004 and 2003, respectively, and have been expensed as costs of sales.

On April 22, 2004, Novoste signed an asset purchase agreement with Guidant pursuant to which Novoste would acquire information regarding Guidant’s vascular brachytherapy business, including the customer list of Guidant in the United States and Canada. Novoste paid the sum of $2,500,000 to Guidant at the signing of the transaction and has agreed to pay 5% on its net sales of all vascular brachytherapy products in the U.S. and Canada, up to an additional payment of $4,000,000 (See Note 8 to unaudited consolidated financial statements). Novoste has expensed $44,000 related to the additional payment for the three months ended June 30, 2004.

Liquidity

Novoste’s principal source of liquidity at June 30, 2004 consisted of cash, cash equivalents and short-term investments of $30,767,000, compared to $39,402,000 at December 31, 2003.

Novoste’s future liquidity and capital requirements will depend upon numerous factors, including the risks discussed at “Certain Factors Which May Affect Future Results”, below, and the following, among others: market demand for our products, especially with the acceptance of drug-eluting stents by our customers and the expected resulting decline in our revenues; the resources required to maintain a direct sales force in the United States and in the larger markets of Europe; the resources required to introduce enhancements to, and expansion of the Beta-Cath™ System product line; the resources Novoste devotes to the development, manufacture and marketing of its products; resources expended to license or acquire new technologies; and the progress of Novoste’s clinical research and product development programs. Novoste may in the future seek to raise additional funds through bank facilities, debt or equity offering or other sources of capital. Additional financing, if, required, may not be available on satisfactory terms, or at all.

During the remainder of 2004, Novoste expects to allocate resources to continue product development and identify products complementary to applications for our Beta-Cath™ technology, improve operating efficiencies for servicing transfer devices and transition the Guidant vascular brachytherapy business to the Novoste system. We expect that our existing cash reserves will be sufficient to fund any cash used by operations and meet our liquidity and capital spending needs at least through the end of 2004.

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

We Are Dependent On The Success Of One Product, The Beta-Cath™ System

We began to commercialize the Beta-Cath™ System in the United States in November 2000. Approximately 98% of our revenues in the second quarter of 2004 were from sales of this system. We anticipate that for the foreseeable future we will be solely dependent on the continued success of the Beta-Cath™ System; however, in the future we may be unable to manufacture the Beta-Cath™ System in commercial quantities at acceptable costs or to demonstrate that the Beta-Cath™ System is an attractive and cost-effective alternative or complement to other procedures, including coronary stents or drug-eluting stents. Because the Beta-Cath™ System is our sole near-term product focus, we could be required to cease operations if new technology rendered vascular brachytherapy non-competitive. Our failure to continue commercialization of the Beta-Cath™ System would have a material adverse effect on our business, financial condition and results of operations.

Wide Acceptance By The Medical Community of Drug-Eluting Stents Or Other New Technology Could Render Vascular Brachytherapy Generally Or The Beta-Cath™ System In Particular Noncompetitive or Obsolete And, In Turn, Could Cause Our Revenues To Decline.

Several companies have developed additional ways to incorporate coatings and drugs into stent platforms as they pursue new innovations in stents. Along with new stent designs, these drug coatings represent revolutionary advancements in the performance of stents as defined by the rate of restenosis. Johnson & Johnson released its drug-eluting stent product in April 2003 and captured over 60% of the stent market with this single product. Boston Scientific Corporation launched its drug-eluting stents in March 2004. Medtronic and Guidant are expected to follow over the next two years, pending FDA approvals. We believe there are also studies being pursued by both Johnson & Johnson and Boston Scientific Corporation to use drug-eluting stents for the treatment of in-stent restenosis. With the rate of restenosis declining and new competitive technologies potentially reducing the in-stent restenosis market in which Novoste operates, we face significant challenge in maintaining our revenues through sales of vascular brachytherapy products.

Since the introduction of drug-eluting stents in April 2003, we have seen a wider acceptance of that product in the medical community and a decline in sales of our vascular brachytherapy products. We expect that sales of our vascular brachytherapy products will continue to decline, due to the rapid market acceptance of drug-eluting stents, resulting in a future reduction of our revenues.

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

Our Patents And Proprietary Technology May Not Adequately Protect Our Proprietary Products

Our policy is to protect our proprietary position by, among other methods, filing United States and foreign patent applications. On November 4, 1997, we were issued United States Patent No. 5,683,345, on May 4, 1999, we received United States Patent No. 5,899,882 (which is jointly owned by us and Emory University) and on January 11, 2000, we received United States Patent No. 6,013,020, all related to the Beta-Cath™ System. We also have several additional United States applications pending which cover other aspects of our Beta-Cath™ System. The United States Patent and Trademark Office has indicated that certain claims pending in another United States application are allowable. With respect to the above-identified United States Patents and our other pending United States patent applications, we have filed, or will file in due course, counterpart applications in the European Patent Office and certain other countries.

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

We Are Highly Dependent On Key Personnel

We are highly dependent on the principal members of our management and scientific staff. Loss of our key personnel would likely impede achievement of our strategic and operational objectives. To be successful, we must retain key employees and attract additional qualified employees.

Our Lack Of Redundant Manufacturing Facilities and Suppliers Could Harm Our Business

We assemble all of our products at our facilities in Norcross, Georgia. The loss of these facilities would likely impede our manufacturing and sales efforts, which would materially and adversely affect our business and financial condition. Should this occur we would have to depend on outsourcing to produce our catheter products. Significant proportions of key components and processes relating to our products are purchased from a single source due to technology, availability, price, quality, and other considerations. Key components and processes currently obtained from single sources include isotopes, protective tubing for catheters, proprietary connectors, and certain plastics used in the design and manufacture of the transfer device. In the event a supply of a key single-sourced material or component was delayed or curtailed, our ability to produce the related product in a timely manner could be adversely affected. We attempt to mitigate these risks by working closely with key suppliers regarding our product needs and the maintenance of strategic inventory levels.

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

At June 30, 2004, Novoste had $23,752,000 in cash equivalents with a weighted average interest rate of 1.04% and $7,015,000 in available-for-sale investments with a weighted average interest rate of 1.50%. With $23,752,000 in cash and short-term investments having less than 90 days to maturity and the balance of the portfolio investments that are in a stable investment rate environment, we believe the risk to principal associated with an increase in interest rates is minimal.

Foreign Currency Risk

International revenues from Novoste’s foreign direct sales and distributor sales comprised 16% and 6% of total revenues for the six month periods ended June 30, 2004 and 2003, respectively. Sales to customers outside Europe and Canada are denominated in U.S. dollars, while European sales are denominated in Euros and British Pounds, and Canadian sales are in Canadian dollars. Novoste experienced an immaterial amount of transaction gains and losses for the six months ended June 30, 2004. Novoste is also exposed to foreign exchange rate fluctuations as the financial results of its Dutch, Belgian, German and French subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The net effect of foreign exchange rate fluctuations on Novoste during the six months ended June 30, 2004 was not material.

At June 30, 2004, Novoste’s total future purchase commitments include $3,216,000 denominated in Euros. This amount was derived from converting such purchase obligations using a June 30, 2004 conversion rate of $1.21 USD to 1 Euro. Some of these purchase obligations extend to 2006, and the actual settlement amount may be different from the amount presented, which is based on the conversion rate of June 30, 2004.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

By a settlement agreement, dated June 4, 2004, Novoste settled a lawsuit filed in the United States District Court for the District of Connecticut against Scott Sacane, Durus Capital Management LLC and Durus Life Sciences Master Fund, Ltd, which suit sought recovery of profits made by the defendants from the purchases and sales of Novoste common stock that represented short-swing transactions under Section 16(b) of the Securities Exchange Act of 1934. Pursuant to the settlement agreement, the defendants filed amended Forms 4 with the Securities and Exchange Commission correcting disclosure of their purchases and sales of Novoste common stock and paid to Novoste the sums of money received from the purchases and sales of Novoste common stock which were short-swing profits under Section 16(b) of the Securities Exchange Act of 1934. The complaint filed by Novoste has been dismissed with prejudice and the settlement funds have been received by Novoste.

Novoste is subject to legal claims and assertions in the ordinary course of business. Except for the matters described above and in the annual report for the year ended December 31, 2003, filed with the Securities and Exchange Commission, we are not aware of any such claims or assertions that would have a material effect on Novoste.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e) In August 2002, Novoste initiated a stock buy-back program. Under the program, we have the authority to purchase shares up to $7,000,000. The program may be suspended at any time and from time to time without prior notice. The program was suspended in connection with the August 2002 3.5F catheter recall and reinstated in September 2003. No shares were purchased during the first six months of 2004. As of June 30, 2004, 185,400 shares had been repurchased for $725,000.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders of Novoste held on June 15, 2004 (the “2004 Annual Meeting”), Novoste shareholders took the following actions:

1.	The approval of the following nominees as Class II Directors to the board of directors with the nominees receiving the following votes:

	For	Withheld
Alfred J. Novak	14,052,627	1,412,011
Judy Lindstrom	14,545,594	919,044

Each of the Class II Directors will serve for a three year term expiring at the annual meeting of shareholders of Novoste in 2007, or until his or her successor has been duly elected and qualified or until his or her earlier resignation or removal. Election of the directors was determined by a plurality of the votes cast at the 2004 Annual Meeting. No other persons were nominated or received votes for election as Novoste’s directors at the 2004 Annual Meeting.

2.	Novoste shareholders approved an amendment to the Novoste Corporation 2001 Stock Plan, as amended, to increase the number of shares of Novoste common stock reserved for issuance there under by 500,000 shares to 2,250,000 shares. With respect to such matter, the votes were cast as follows: 8,290,282 shares were voted for the proposal, 2,320,512 shares were voted against the proposal and 195,917 shares were abstained from voting on the proposal.

3.	Novoste shareholders ratified the selection of Ernst & Young LLP as Novoste’s independent auditors for the fiscal year ending December 31, 2004. With respect to such matter, the votes were cast as follows: 14,659,433 shares were voted for the proposal, 788,035 shares were voted against the proposal and 17,170 shares were abstained from voting on the proposal.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	EXHIBIT NUMBER	DESCRIPTION
	3.1	Amended and Restated Articles of Incorporation of Registrant, filed on May 28, 1996. (1)

	3.2(a)	Copy of First Amendment to Amended and Restated Articles of Incorporation of Registrant filed with the Department of State of the State of Florida on November 1, 1996. (2)

	3.3	Copy of Third Amended and Restated By-Laws of Registrant dated May 5, 2003. (3)

	4.1	Form of Specimen Common Stock Certificate of Registrant. (4)

	4.17(a)	Amended and Restated Rights Agreement, dated as of July 29, 1999, between Novoste Corporation and American Stock Transfer and Trust Company, which includes as Exhibit B thereto the Form of Right Certificate. (5)

	4.17(b)	Amended and Restated Summary of Rights to Purchase Preferred Shares of Novoste Corporation. (5)

	4.20	Registration Rights Agreement dated as of March 28, 2000 by and between Novoste Corporation and the investors listed on the signature pages thereto. (6)

	31.1	Certification of Alfred J. Novak, Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

	31.2	Certification of Subhash C. Sarda, Acting Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

	32.1	Statements of Alfred J. Novak, Chief Executive Officer, and Subhash C. Sarda, Acting Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.*

(1)	Filed as same numbered Exhibit to the Registrant’s Report on Form 10-K filed on March 11, 2004.
(2)	Filed as same numbered Exhibit to the Registrant’s Report on Form 8-A filed on November 5, 1996.
(3)	Filed as same numbered Exhibit to the Registrant’s Report on Form 10-Q filed on November 4, 2003.
(4)	Filed as same numbered Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-03374).
(5)	Filed as same numbered Exhibit to the Registrant’s Registration Statement on Form 8-A/A (File No. 000-20727).
(6)	Filed as same numbered Exhibit to the Registrant’s Report on Form 8-K filed April 6, 2000.
*	Filed herewith

(b)	Reports on Form 8-K.

Form 8-K Filing

On April 22, 2004, we filed a current report on Form 8-K to disclose that we issued a press release announcing Novoste’s earnings for the quarter ended March 31, 2004. A copy of the release was furnished as an exhibit pursuant to Item 12 under Item 9 of such Form 8-K.

On May 5, 2004, we filed a current report on Form 8-K to disclose that we signed an asset purchase agreement with Guidant Corporation. A copy of the agreement was furnished as an exhibit pursuant to Item 5 of such Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NOVOSTE CORPORATION

/s/ SUBHASH C. SARDA
SUBHASH C. SARDA
Acting Chief Financial Officer Principal Financial and Accounting Officer

August 6, 2004

Date