Form 10-Q
period 2005-03-31
NOVOSTE CORP /FL/
filed 2005-05-10
CIK 1012131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005

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

As of May 2, 2005 there were 16,334,705 shares of the registrant’s common stock outstanding.

NOVOSTE CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NOVOSTE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares data)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,559	$19,082
Short-term investments	4,103	9,978
Accounts receivable, net of allowance of $202 and $125, respectively	894	1,928
Inventory, net	203	1,206
Assets held for sale	462	—
Prepaid expenses and other current assets	634	807

Total current assets	26,855	33,001
Property and equipment, net	188	700
Other assets	—	1

Total assets	$27,043	$33,702

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,137	$1,511
Accrued expenses	4,755	3,823
Unearned revenue	1,345	1,914

Total current liabilities	7,237	7,248
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 16,377,634 shares issued	164	164
Additional paid-in capital	187,848	187,894
Accumulated other comprehensive income	744	826
Accumulated deficit	(168,777)	(162,223)
Treasury stock, at cost, 42,929 shares	(172)	(172)
Unearned compensation	(1)	(35)

Total shareholders’ equity	19,806	26,454

Total liabilities and shareholders’ equity	$27,043	$33,702

See accompanying notes.

NOVOSTE CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share data)

	Three Months Ended March 31,
	2005	2004
Net sales	$3,413	$7,025
Cost of sales	4,118	3,953

Gross margin (loss)	(705)	3,072
Operating expenses:
Research and development	434	2,475
Sales and marketing	2,702	3,489
General and administrative	2,878	1,800

Total operating expenses	6,014	7,764

Loss from operations	(6,719)	(4,692)
Interest income	140	87
Other income (expense)	25	(9)

Total other income	165	78

Net loss	$(6,554)	$(4,614)

Net loss per share - Basic and Diluted	$(0.40)	$(0.28)

Weighted average shares outstanding - Basic and Diluted	16,335	16,331

See accompanying notes.

NOVOSTE CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(6,554)	$(4,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	—	637
Amortization of capitalized disposal costs	33	33
Stock based compensation expense	(12)	26
Depreciation of radiation and transfer devices	—	1,099
Provision for doubtful accounts	84	(55)
Changes in assets and liabilities:
Accounts receivable	930	2,361
Inventory	993	(184)
Prepaid expenses and other current assets	152	111
Other assets	22	164
Accounts payable	(342)	(439)
Accrued expenses	935	(1,454)
Unearned revenue	(568)	(46)

Net cash used in operating activities	(4,327)	(2,361)
Cash flows from investing activities:
Maturity/sale of short-term investments	7,158	3,504
Purchase of short-term investments	(1,283)	(2,035)
Purchase of property and equipment, net	—	(152)
Purchase of radiation and transfer devices	—	(573)

Net cash provided by investing activities	5,875	744
Cash flows from financing activities:
Proceeds from issuance of common stock	—	7

Net cash provided by financing activities	—	7
Effect of exchange rate changes on cash	(71)	(73)

Net increase (decrease) in cash and cash equivalents	1,477	(1,683)
Cash and equivalents at beginning of period	19,082	33,177

Cash and cash equivalents at end of period	$20,559	$31,494

See accompanying notes.

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

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

The operating results of the interim periods presented are not necessarily indicative of the results to be achieved for the year ending December 31, 2005. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004, included in Novoste’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

On February 22, 2005, Novoste announced that the Board of Directors had determined that its vascular brachytherapy (VBT) business, which is its only business line, is no longer viable and, as a result, has authorized a staged wind-down of the business. As described in the notes that follow, assets have been stated at estimated net realizable value and accruals have been recorded to reflect the business assumptions of the wind-down in accordance with FAS 146, Accounting for Costs Associated with Exit or Disposal Activities.

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(continued)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Novoste’s significant accounting policies are included in the audited financial statements and notes thereto for the year ended December 31, 2004 included in Novoste’s 2004 Annual Report on Form 10-K (2004 10-K) filed with the Securities and Exchange Commission. The items below supplement the information presented in the 2004 10-K.

Stock Options

Novoste accounts for grants of stock options and restricted stock under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following table illustrates the effect on net income (loss) and earnings (loss) per share if Novoste had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net loss, as reported	$(6,554)	$(4,614)
Add: Total stock-based employee compensation expense (income) included in net loss	(12)	26
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(197)	(576)

Pro forma net loss	$(6,763)	$(5,164)

Loss per share (Basic and Diluted):
As reported	$(0.40)	$(0.28)

Pro forma	$(0.41)	$(0.32)

In December 2004, the FASB issued FASB Statement No. 123(R), Share Based Payment. SFAS 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB 25, which was permitted under SFAS 123, as originally issued. The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. All public companies must use either the modified prospective or the modified retrospective transition method.

The Company previously disclosed that it planned to adopt SFAS 123(R) on July 1, 2005. Pursuant to an SEC Amendment to Regulation S-X effective April 21, 2005, the revised date for adopting SFAS 123(R) is the first interim reporting period of a registrant’s first fiscal year beginning on or after June 15, 2005. As a result, the Company now plans to adopt SFAS 123(R) on January 1, 2006. As of March 31, 2005, we have not determined the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations or the method under which we will apply SFAS 123(R).

Asset Impairment

Novoste evaluates the carrying value of long-lived assets in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is determined based on the carrying value of an asset exceeding the future undiscounted net cash flow expected to be generated by the asset. If an asset is not recoverable, impairment is measured by the excess of the discounted future cash flows over the carrying value of the asset (see also Note 14 to the unaudited consolidated financial statements).

Assets Held for Sale

Following the announcement of a staged wind-down and subsequent determination as of the timing thereof, Novoste committed to a plan for the sale of certain assets in accordance with the wind-down plan. The plan includes actively identifying and seeking buyers for these assets. In accordance with the provisions of SFAS 144, assets held for sale are stated at estimated net realizable value and depreciation on these assets has been suspended (see also Note 6 to the unaudited consolidated financial statements).

Employment Termination costs

As part of the wind-down plan, Novoste has provided incentives to certain employees to remain with the Company to manage the wind-down. To receive these incentive payments, they are required to remain with the Company until their employment is terminated. Novoste accounts for these termination benefits in accordance with FAS 146, Accounting for Costs Associated with Exit or Disposal Activities (see also Note 15 to the unaudited consolidated financial statements).

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(continued)

NOTE 3. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents are comprised of certain highly liquid investments acquired with maturities of less than three months. In addition to cash equivalents, Novoste has investments in commercial paper and other securities that are classified as short-term. All securities are considered as available-for-sale and reported at fair value, with the unrealized gains and losses reported as a component of Other Comprehensive Income (Loss) on the consolidated statements of shareholders’ equity (see Note 13 to the unaudited consolidated financial statements). The amortized cost of debt securities in this category, if significant, is adjusted for amortization and included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, of which there were none, would be included in interest income. Realized gains and losses are included in interest income and are determined on a specific identification basis. Interest and dividends on securities classified as available-for-sale are included in interest income.

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2005 and December 31, 2004 include receivables due from product sales and amounts due under lease and maintenance or service agreements with customers relating to radiation and transfer devices (see Note 7 to the unaudited consolidated financial statements). The carrying amounts reported in the consolidated balance sheets for accounts receivable approximate their fair value. Management records estimates of expected credit losses based on periodic credit evaluations of its customers’ financial condition.

Accounts receivable is comprised of the following (in thousands):

	March 31, 2005	December 31, 2004
Accounts receivable, gross	$1,096	$2,053
Less: Provision for doubtful accounts	(202)	(125)

Accounts receivable, net	$894	$1,928

There were no significant concentrations of credit risk at March 31, 2005.

NOTE 5. INVENTORIES

Inventories are stated at the lower of cost or market value on a first-in, first-out (FIFO) basis and are comprised of the following (in thousands):

	March 31, 2005	December 31, 2004
Raw materials	$1,963	$1,922
Work in process	79	133
Finished goods	691	871

Inventory, gross	2,733	2,926
Less: Inventory reserve	(2,530)	(1,720)

Inventory, net	$203	$1,206

An inventory reserve is established based on expected usage over the term of the wind-down. In this regard, all inventory in excess of estimated sales and service needs is fully reserved. For the quarter ended March 31, 2005, approximately $837,000 of expenses was recorded in cost of sales for inventory estimated to be in excess of needs projected in the wind-down plan.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following (in thousands):

	March 31, 2005	December 31, 2004
Furniture and fixtures	$789	$791
Office equipment	1,873	1,979
Laboratory equipment	533	553
Leasehold improvements	542	542
Production equipment	5,051	5,092

Property and equipment, gross	8,788	8,957
Less: Accumulated depreciation and amortization	(8,138)	(8,257)
Less: Assets held for sale	(462)	—

Property and equipment, net	$188	$700

Included in the property plant and equipment is capitalized disposal costs of approximately $188,000, which relates to the Company’s obligation for decommissioning the radiation source train production facility.

During the fourth quarter of 2004, Novoste recorded an impairment charge to reflect the reduced carrying value of all assets that support the VBT business (see Note 14 to the unaudited consolidated financial statements).

Assets Held For Sale

Following the announcement of a staged wind-down of the Company’s VBT business and subsequent determination as to the timing thereof, the Company committed to a plan to sell certain assets in accordance with the terms of the wind-down plan. Based on the provisions of SFAS 144, the Company determined that these assets, valued at $462,000 and included in the unaudited consolidated balance sheet, met the criteria for classification as held for sale at March 31, 2005. Assets held for sale at March 31, 2005 were comprised of property and equipment and are recorded at net realizable value.

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(continued)

NOTE 7. RADIATION AND TRANSFER DEVICES

Novoste retains ownership of the radiation source trains (RSTs) and transfer devices (TDs). Depreciation of the costs of these assets is taken over the estimated economic life using the straight-line method and is recorded in cost of sales. Depreciation begins at the time the Beta-Cath™ System is placed into service. Novoste classifies the annual agreements with Novoste’s customers to license the use of radiation and transfer devices as operating leases. Income is recognized ratably over the length of the agreement. At March 31, 2005, unearned revenue under these agreements approximated $1,345,000 compared to $1,914,000 at December 31, 2004.

Radiation and transfer devices, stated at cost net of impairment, less accumulated depreciation, are comprised of the following (in thousands):

	March 31, 2005	December 31, 2004
Radiation and transfer devices, gross	$10,889	$14,977
Less: Accumulated depreciation	(10,889)	(14,977)

Radiation and transfer devices, net	$—	$—

During the quarter ended December 31, 2004, Novoste concluded that these assets were fully impaired and recorded an impairment charge bringing their net book value to zero. During the first quarter of 2005, approximately 900 of the devices, with an acquired cost net of impairment of $4,088,000, were decommissioned because they had no foreseeable use. These assets were fully depreciated, thus, there was no effect on net income for the three months ended March 31, 2005.

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(continued)

NOTE 8. OTHER ASSETS

At March 31, 2005 other assets consist mainly of license agreements and other intangibles. On April 22, 2004, Novoste signed an asset purchase agreement with Guidant Corporation pursuant to which Novoste acquired information regarding Guidant’s vascular brachytherapy business, including the customer list of Guidant in the United States and Canada. Under the terms of the agreement, during a six-month transition period beginning on April 22, 2004, Guidant and Novoste cooperated jointly to transition the Guidant customers to Novoste products for any customer that wished to continue vascular brachytherapy. Guidant discontinued its vascular brachytherapy business in the United States and Canada over the six-month period. Additionally, Guidant agreed to not compete in the vascular brachytherapy market in the United States and Canada for a period of five years. Novoste paid the sum of $2,500,000 to Guidant at the signing of the transaction and agreed to pay Guidant an additional 5% on net sales to customers on the Guidant customer list that transition to Novoste’s products for a period of six months after April 22, 2004. After this six-month transition period, Novoste pays an additional 5% on all U.S. and Canadian net sales of Novoste vascular brachytherapy products up to a maximum of $4,000,000. The initial payment was being amortized over twenty-four months. During the quarter ended December 31, 2004, Novoste concluded that these assets were fully impaired and recorded an impairment charge bringing the net book value to zero. No amortization expense was recorded during the quarter ended March 31, 2005.

NOTE 9. ACCRUED EXPENSES

Significant items of accrued expenses are as follows (in thousands):

	March 31, 2005	December 31, 2004
Salaries, wages and benefits	$1,539	$1,216
Purchase commitments	1,324	—
Radiation and disposals	709	891
Operating expenses and royalties	363	433
Professional fees	535	892
Clinical trials	155	205
Due to customers	69	104
Sales and use taxes	61	82

	$4,755	$3,823

The accrued purchase commitments in the table above represent the present value of minimum payment obligation under a current supply contract (see Note 14 of the unaudited consolidated financial statements).

NOTE 10. LINE OF CREDIT

In August 2001, the Company obtained a $10 million revolving line of credit, which was extended by agreement from time to time. On May 27, 2004, Novoste replaced previous borrowing arrangements with a one-year agreement, which provided a $5,000,000 revolving line of credit and the availability of letters of credit. On December 22, 2004, in view of declining business needs, Novoste terminated the borrowing agreement with the financial institution and no obligations related to the agreement exist at March 31, 2005. At March 31, 2005, the Company had $75,000 in outstanding letters of credit, which are secured by a certificate of deposit.

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(continued)

NOTE 11. SEGMENT INFORMATION

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires the reporting segment information based on the information provided to Novoste’s chief operating decision maker for purposes of making decisions about allocating resources and assessing performance. Novoste’s business activities are represented by a single industry segment, the manufacture and distribution of medical devices. For management purposes, Novoste is segmented into two geographic areas: United States and the Rest of the World (Europe, Canada, Asia and South America).

The following is a summary of selected financial information by reportable segment as of, and for the three months ended, March 31, 2005 and 2004 (in thousands):

Net sales

	United States	Rest of World	Consolidated
2005	$2,323	$1,090	$3,413
2004	5,959	1,066	7,025

Net loss

	United States	Rest of World	Consolidated
2005	$(6,552)	$(2)	$(6,554)
2004	(4,566)	(48)	(4,614)

Long-lived assets

	United States	Rest of World	Consolidated
2005	$114	$74	$188
2004	11,499	754	12,253

Total assets

	United States	Rest of World	Consolidated
2005	$25,050	$1,993	$27,043
2004	51,604	3,178	54,782

Novoste’s total assets outside of the United States consist principally of cash and cash equivalents, accounts receivable and office equipment.

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(continued)

NOTE 12. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2005 and 2004 (in thousands, except per-share data):

	Three Months Ended March 31,
	2005	2004
Numerator:
Net loss	$(6,554)	$(4,614)
Denominator:
Weighted-average shares outstanding	16,335	16,331

Net loss per share:
Basic and Diluted	$(0.40)	$(0.28)

The basic and diluted loss per share is computed based on the weighted average number of common shares outstanding. Weighted average shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options. For the calculation of the three months ended March 31, 2005 and 2004, all stock options, representing approximately 2,778,000 and 2,928,000 shares of Novoste common stock, respectively, were excluded, as they would be anti-dilutive. Of these, approximately 2,778,000 and 1,847,000 shares had an exercise price higher than the average price of Novoste’s common stock for the three-month periods ended March 31, 2005 and 2004, respectively.

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(continued)

NOTE 13. SHAREHOLDERS’ EQUITY

Changes in shareholders’ equity consisted of the following (in thousands):

	Three Months Ended March 31,
	2005	2004
Shareholders’ equity at beginning of period	$26,454	$53,244
Proceeds from exercise of stock options ranging from $3.20 to $6.65 per share	—	7
Amortization of unearned compensation	—	27
Amortization of fair market value of stock options to non employees	(5)	(4)
Cancellation of stock options to non employees	(7)	3
Comprehensive income:
Unrealized gain on held-for-sale securities	3	—
Translation adjustment	(85)	(93)
Net loss	(6,554)	(4,614)

Total comprehensive loss	(6,636)	(4,707)

Shareholders’ equity at end of period	$19,806	$48,570

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(continued)

NOTE 14. IMPAIRMENT AND OTHER CHARGES

During the third quarter of 2004, Novoste suspended production of radiation source trains at its supplier, AEA Technologies QSA GmbH (AEA). This suspension was due to the existence of sufficient radiation source train inventory levels that were determined to be adequate to meet the needs of Novoste for the foreseeable future. This situation was due to (a) the reduction in the number of vascular brachytherapy sites and procedures as a result of the declining vascular brachytherapy market, and (b) fewer replacements of 3.5F radiation source trains than expected. As a result of the suspension and continued declines in the Company’s current and projected future revenues and cash flows, Novoste assessed the recoverability of carrying value of the Company’s long-lived assets in relationship to the expected undiscounted cash flows to be generated from revenues. Based on this evaluation, Novoste concluded that the value of the AEA plant was no longer fully recoverable and recorded an impairment charge.

During the fourth quarter of 2004, the Company updated an economic study regarding the value of all long-lived assets supporting the VBT business. The impairment analysis was based on expected future net cash flows to be generated by the assets during their remaining service lives, using undiscounted cash flows. Because the Company only has one product line, all enterprise-wide, long-lived assets were included. The study concluded that the assets were impaired, and the carrying value of all long-lived assets was reduced and expensed in the functions where the assets were used. At December 31, 2004, all of the specialized assets relating to the Beta-Cath™ product line were considered to have zero fair value due to their specialized nature and lack of alternative uses. Property and equipment, much of which is more versatile in nature, was reduced to estimated net realizable value.

In connection with changes in the Company’s forecasted needs for radiation source trains resulting from the timing of the staged wind-down of the Company’s VBT business, it is unlikely that additional radiation source trains will be purchased during the remaining life of the supply contract with AEA, which expires in September 2006. Under the agreement, Novoste is obligated to make minimum payments through the end of the contract. Given that Novoste will most likely not receive future economic benefit from these required payments, we have accrued the present value of these contractual payments, which aggregate $1,324,000, and included them in cost of sales for the quarter ended March 31, 2005.

NOTE 15. EMPLOYMENT TERMINATION COSTS

On February 22, 2005, Novoste announced that the Board of Directors had determined that its VBT business, which is its only business line, is no longer viable and, as a result, has authorized a staged wind-down of the business. The staged plan is necessary to maximize the value of the remaining assets of Novoste. In summary, the total of personnel related termination costs, which consist of severance pay, outplacement assistance and retention incentives, are expected to aggregate approximately $4,407,000 through the execution of the wind-down plan which will be completed in late 2005. Approximately $555,000 relate to personnel in Europe with the remaining applicable to U.S. operations.

During the quarter ended March 31, 2005, the Company eliminated approximately 50 positions and recorded expenses of $1,451,000 related to the employees who left Novoste prior to March 31, 2005 and an additional $950,000, which is a prorated portion of termination costs, related to the remaining employees who will manage the wind-down. The costs associated with terminated employees are included within operating expenses in the unaudited consolidated statement of operations for the three months ended March 31, 2005.

Previously, in March 2004, Novoste announced a reduction in force, eliminating 84 positions, to align Novoste’s staffing with current market conditions. Fifty-nine of the employees involved in the reduction terminated employment with Novoste during the three months ended March 31, 2004.

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(continued)

Termination cost activity consisted of the following (in thousands):

	Three Months Ended March 31,
	2005	2004
Incurred and expensed	$2,401	$470
Paid and settled	(1,401)	(359)

Liability at end of period (included with accrued salaries)	$1,000	$111

NOTE 16. RELATED PARTY TRANSACTIONS

On December 23, 2002, the Company signed a Distribution Agreement with Orbus Medical Technologies, Inc., a manufacturer of cardiology products. The Company’s President and Chief Executive Officer, Mr. Alfred J. Novak, was previously the Chairman of Orbus.

In February 2005, Novoste and Orbus mutually agreed to terminate the Distribution Agreement. Orbus paid Novoste $346,000 and assumed $36,000 in obligations to repurchase inventory, refund an unused deposit and reimburse Novoste for market development expenses. Novoste ceased distributing Orbus product by the end of the first quarter of 2005 and all inventory was returned.

Novoste had net sales of $37,000 and $135,000 from this product line in the quarters ending March 31, 2005 and 2004, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-Q, “Novoste,” “the Company,” “we,” “us” and “our” refer to Novoste Corporation. Novoste®, Beta-Cath™, and the Novoste® logo are trademarks of Novoste.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The forward-looking statements in this Form 10-Q are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Our operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. Statements in this Form 10-Q which are not strictly historical statements, including, without limitation, statements regarding management’s expectations regarding the staged wind-down of our VBT products business, future strategic alternatives, if any, possible liquidation and dissolution and future revenues from the sale of our VBT products, as well as statements regarding our strategy and plans, constitute forward-looking statements that involve risks and uncertainties. In some cases these forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expect,” “project,” “predict,” “potential” or the negative of these words or comparable words. The factors listed under “Certain Factors Which May Affect Future Results” in this Form 10-Q, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon our business, financial condition, and results of operations. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future global events or otherwise. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made.

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

Revenue Recognition

Revenue from the sale of products is recorded when an arrangement exists, delivery has occurred and services have been rendered, the seller’s price is fixed and determinable and collectability is reasonably assured. Novoste earns revenue from sales of catheters and stents, and from service agreements for the use of radiation source trains and transfer devices included in the Beta-Cath™ System.

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

During the fourth quarter of 2004, Novoste evaluated the recoverability of the carrying value for radiation devices and other assets to determine if an impairment charge was necessary. Novoste performed this evaluation in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Based on this evaluation, Novoste determined that the radiation devices were impaired with no fair value due to their specialized nature and recorded an impairment charge bringing their net book value to zero. Subsequent to December 31, 2004, no depreciation was recorded.

Asset Impairment

Novoste evaluates the carrying value of long-lived assets in accordance with the provisions of SFAS 144 whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is determined based on the carrying value of an asset exceeding the future undiscounted net cash flow expected to be generated by the asset. If an asset is not recoverable, impairment is measured by the excess of the carrying value of the asset over the fair value of the asset.

During the fourth quarter of 2004, the Company updated an economic study regarding the value of all long-lived assets supporting the VBT business. The impairment analysis was based on expected future net cash flows to be generated by the assets during their remaining service lives, using undiscounted cash flows. Because the Company only has one product line, all enterprise-wide, long-lived assets were included. The study concluded that the assets were impaired, and the carrying value of all long-lived assets was reduced and expensed in the functions where the assets were used. At December 31, 2004, all of the specialized assets relating to the Beta-Cath™ product line were considered to have zero fair value due to their specialized nature and lack of alternative uses. Property and equipment, much of which is more versatile in nature, was reduced to estimated net realizable value. At March 31, 2005, the carrying value of all long-lived assets is recorded at their estimated net realizable value.

Assets Held for Sale

Following the announcement of a staged wind-down, Novoste committed to a plan for the sale of certain assets in accordance with the wind-down plan. The plan includes actively identifying and seeking buyers for these assets. In accordance with the provision of SFAS 144, assets held for sale are stated at estimated net realizable value and depreciation on these assets has been suspended (see also Note 6 to the unaudited consolidated financial statements).

Employment Termination Costs

As part of the wind-down plan, Novoste has provided incentives to certain employees to remain with the Company to manage the wind-down. To receive these incentive payments, they are required to remain with the Company until their employment is terminated. Novoste accounts for these termination benefits in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (see also Note 15 to the unaudited consolidated financial statements).

Stock-Based Compensation

Novoste uses the intrinsic value method for valuing its awards of stock options and restricted stock and recording the related compensation expense, if any, in accordance with APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Novoste grants stock options generally for a fixed number of shares to employees, directors, consultants and independent contractors with an exercise price equal to the fair market value of the shares at the date of grant. Compensation expense (expense reduction) is recognized for increases (decreases) in the estimated fair value of common stock for any stock options with variable terms. No compensation expense is recognized for stock option grants to employees for which the terms are fixed and the exercise price is equal to the fair market value of the shares at the date of the grant.

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

Any compensation expense related to grants that do not vest immediately is amortized over the vesting period of the stock options using the straight-line method as that method most closely approximates the way in which the option holder vests in those options.

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

Inventories

Inventories are stated at the lower of cost or market value on a first-in, first-out (FIFO) basis. Provisions are recorded for excess or obsolete inventory equal to the cost of the inventory. Shelf-life expiration or replacement products in the marketplace may cause product obsolescence. If actual product demand and market conditions are less favorable than those projected by management, additional provisions might be required which would negatively impact operating profits. Novoste evaluates the adequacy of these provisions quarterly.

RESULTS OF OPERATIONS

Overview

The success of drug-eluting stents, which were introduced in 2003, continues to reduce the need for VBT in treating in-stent restenosis, the market served by Novoste’s Beta-Cath ™ system. In view of the continued decline in revenue, Novoste has determined that the VBT business, which is its only business line, is no longer viable and has authorized a staged wind-down of the VBT operations.

On February 22, 2005, Novoste announced the staged wind-down as a necessary action to preserve the company’s cash resources while potential options are evaluated. Following the announcement, Novoste commenced the first stage of the wind-down and terminated employment of approximately 50 employees. Further reductions in employees and other cost reduction measures are being implemented on a regular basis.

The net loss for the quarter was $6,554,000 on revenues of $3,413,000. The loss in the quarter includes a charge of $2,401,000 for employment termination costs, as well as other wind-down related costs, and $1,324,000 to recognize the estimated remaining minimum purchase commitments due to a supplier. Offsetting these charges is a favorable effect on cost of sales from the elimination of depreciation and amortization expense due to reductions and write-offs of capitalized assets resulting from impairments and other write-downs recorded in the last 6 months. We expect continued losses as operations wind down and revenues continue to decline while we review potential options.

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

Net Sales and Gross Margin

Net sales and gross margin consisted of the following (in thousands):

	Three Months Ended March 31,
	2005	2004	Increase (decrease)
Net sales:
United States	$2,323	$5,959	(61.0)%
Rest of World	1,090	1,066	2.3%

Total net sales	3,413	7,025	(51.4)%
Cost of sales	4,118	3,953	4.2%

Gross margin (loss)	$(705)	$3,072	N/A

Net sales decreased 51% in the first quarter from the same period in the prior year. This decrease is due to the effectiveness of drug-coated stents in reducing in-stent restenosis during the early months following the implant of the stents, thus reducing the demand for Novoste’s products. The completion of the Guidant transaction in the second quarter of 2004 had a positive effect in the United States on the first quarter of 2005, with revenue from radiation devices increasing 700% above the first quarter of 2004 due to the addition of former Guidant customers and existing customers who paid for service contracts. Catheter revenue in the United States for the quarter ended March 31, 2005 was down 79% from the same period in the prior year. Rest of World sales have increased slightly because drug-eluting stents are not as prevalent within the European medical community and several former Guidant customers converted to the Beth-Cath™ system. We expect revenue from all sources to decline as the wind-down proceeds into the completion phase.

In the quarter ended March 31, 2005, cost of sales increased approximately 4.2% from the same period of the prior year due to an accrual of $1,324,000 to recognize the estimated remaining minimum purchase commitments due to a supplier. Absent this accrual, costs would have declined 29% from the significant reduction in revenues and the corresponding reduction of costs variable to sales. However, the reduction in total costs was not proportionate to the decline in revenues due to the relatively high fixed costs associated with the manufacturing and service operations. During the fourth quarter of 2004, Novoste recorded an impairment charge, which reduced all long-lived assets to net realizable value (see Note 14 to the unaudited consolidated financial statements). This action has a favorable effect on cost of sales, eliminating approximately $1,000,000 of depreciation and amortization cost per quarter. However, cost of sales for the quarter ended March 31, 2005 includes increases of $761,000 for reserves for slow moving and excessive inventory and $275,000 for minimum payments to AEA for contractual obligations under the AEA Supply Agreement compared to the quarter ended March 31, 2004.

The 80% decline in gross margin for the first quarter of 2005 was a result of the revenue decline coupled with relatively high fixed costs associated with manufacturing and service operations. With the elimination of depreciation and amortization associated with long lived assets, which are now fully expensed as a result of the impairment charges, and the cost reductions associated with the wind-down plan being implemented, we expect gross margin to remain relatively constant as a percentage of revenue, but to decline in dollar terms due to a further decline in sales.

Operating Expenses

Operating expenses consisted of the following (in thousands):

	Three Months Ended March 31,
	2005	2004	Increase (decrease)
Operating expenses:
Research and development	$434	$2,475	(82.5)%
Sales and marketing	2,702	3,489	(22.6)%
General and administrative	2,878	1,800	59.9%

Total operating expenses	$6,014	$7,764	(22.5)%

At the end of the first quarter of 2004, Novoste implemented a reduction in force, eliminating 84 positions across all functions. This reduction lowered annual operating costs by approximately $6,000,000. During the first quarter of 2004, approximately 59 of the individuals left Novoste, with the remaining individuals leaving during the second and third quarters. As part of the wind-down plan announced in February 2005, approximately 50 additional positions were eliminated in the first quarter 2005. Employment termination costs of $2,023,000 are included in the operating costs for the three months ended March 31, 2005.

The 83% decrease in research and development expenses for the first quarter of 2005, compared to the same period of the prior year, is in the area of clinical trials and product development. All clinical trials and product development activity have been discontinued and the only activity is post- procedure monitoring. The internal product development staff was released with the reduction in force in March 2004, and development efforts using outside firms have been suspended. We expect costs of this area to decline as the monitoring of closed clinical trials is completed.

The 23% decrease in sales and marketing expense for the first quarter ended March 31, 2005, compared to the same period of the prior year, is due to reduced sales and marketing personnel, and to significantly lower variable expenses related to lower revenues, principally commissions and travel expenses. All sales and marketing positions in the U.S. were eliminated in February 2005. We expect these expenses to decline, as sales personnel in Europe will exit the Company over the next several months.

The 60% increase during the first quarter of 2005, compared to the same period of the prior year, for general and administrative expenses is due to employment termination costs (see Note 15 to the unaudited consolidated financial statements) and professional fees associated with the evaluation of strategic alternatives.

Other Income and Expenses

Other income for the first quarter of 2005 was $165,000 compared to $78,000 for the same period in the prior year. This net increase for the three months ended March 31, 2005 arose primarily from slightly higher interest rates and a shift to slightly longer maturities, which enjoy higher returns.

Net Loss

Net loss consisted of the following (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004	Increase (decrease)
Net loss	$(6,554)	$(4,614)	$(1,940)
Net loss per share - Basic and Diluted	$(0.40)	$(0.28)	$(0.12)
Weighted average shares outstanding - Basic and Diluted	16,335	16,331

The increase in net loss of $(0.12) per share for the first quarter ended March 31, 2005, compared to the same period of 2004, was the net result of significantly lower revenues, the accrued estimated remaining minimum purchase commitments due to a supplier and the impact of employment termination costs and other expenses related to the evaluation of strategic alternatives and the wind-down of the VBT business. Net loss in the first quarter ended March 31, 2005 was positively effected by the elimination of depreciation and amortization expense along with the lower overhead cost structure resulting from the cost reduction initiatives implemented in earlier periods, and that are ongoing. During execution of the wind-down plan, we expect to continue to incur net losses.

LIQUIDITY AND CAPITAL RESOURCES

Operating

Net cash provided by (used in) operating activities consisted of the following (in thousands):

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(6,554)	$(4,614)
Depreciation and amortization of property and equipment	—	637
Amortization of capitalized disposal costs	33	33
Depreciation of radiation and transfer devices	—	1,099
Other non cash items	72	(29)
Net change in operating assets and liabilities	2,122	513

Net cash used in operating activities	$(4,327)	$(2,361)

The net loss in the first three months of 2005 consumed $4,357,000 of cash to fund operating activities. This compares to $2,361,000 of cash used in the same period of 2004. The changes in operating assets and liabilities are consistent with the decline in business volume. Depreciation of property and equipment has been eliminated as all assets are considered to be impaired and held for sale. Included in the change in operating assets for the first three months of 2005 was $930,000 generated from a reduction in receivables, compared to $2,361,000 for the same period of 2004. Receivables are being collected faster than they are replaced by declining billing. Inventory declined due to the suspension of production in the face of declining demand, and increase of inventory reserves associated with surplus materials. Offsetting funds generated by the collection of receivables were payments of accrued expenses and accounts payables of $731,000 and $1,893,000 for the three months ended March 31, 2005, and 2004, respectively. Unearned revenue related to the billing of service agreements (see Note 7 to the unaudited consolidated financial statements) decreased by $569,000 in the first quarter of 2005, due to the declining VBT activity.

Investing

Net cash provided by (used in) investing activities consisted of the following (in thousands):

	Three Months Ended March 31,
	2005	2004
Cash flows from investing activities:
Maturity/sale of short-term investments	$7,158	$3,504
Purchase of short-term investments	(1,283)	(2,035)
Purchase of property and equipment, net	—	(152)
Purchase of radiation and transfer devices	—	(573)

Net cash provided by investing activities	$5,875	$744

Investments have been liquidated to fund losses in operations. No cash was used to purchase property and equipment in the three months ended March 31, 2005, as compared to the same period of 2004, primarily due to lower revenue and the implementation of the wind-down plan. Also, no cash was used to purchase radiation source trains and transfer devices compared to the same period in the prior year due to the declining vascular brachytherapy business. This decrease in purchases is due to the existence of radiation source train inventory levels that will be adequate to meet the needs of Novoste for the foreseeable future.

Financing

During the quarter ended March 31, 2005, Novoste had no proceeds from the issuance of its common stock as a result of option exercises, compared to $7,000 in the first quarter of 2004 when employees exercised stock options.

In August 2001, the Company obtained a $10 million revolving line of credit, which was extended by agreement from time to time. On May 27, 2004, Novoste replaced previous borrowing arrangements with a one-year agreement, which provided a $5,000,000 revolving line of credit and the availability of letters of credit. On December 22, 2004, in view of declining business needs, Novoste terminated the borrowing agreement with the financial institution and no obligations related to the agreement exist at March 31, 2005. At March 31, 2005, the Company had $75,000 in outstanding letters of credit, which are secured by a certificate of deposit.

Commitments

At March 31, 2005, Novoste had commitments to purchase $2,432,000 of products and services, primarily arising from contractual obligations related to radiation production stand-by fees and decommissioning of the radiation production facility. Of this amount, $1,913,000 has already been recorded as an accrued expense as of March 31, 2005. The decline in commitments compared to $10,992,000 at March 31, 2004, is consistent with the trend of our contracting business that requires less replacement of inventories and radiation devices and settlement of other obligations, such as Bebig (see below).

On October 14, 1999, Novoste signed a development and manufacturing supply agreement with AEA for a source of radioactive supply and for the development of a smaller diameter radiation source. The agreement provided for the construction of a production line that was placed into service in October 2002. In addition, the agreement provides for joint ownership of all intellectual property arising from the development work and requires that AEA manufacture vascular brachytherapy sources only for Novoste. The agreement contains minimum payment obligations, which Novoste has accrued $1,324,000 for the quarter ending March 31, 2005 and expensed in cost of sales, due to the determination that the remaining contractual payments will not likely result in any economic benefit to Novoste (see Note 14 to unaudited consolidated financial statements). On March 9, 2005, Novoste provided the required notification to terminate the contract eighteen months prior to expiration of the agreement, in September 2006. At the termination of this agreement, Novoste is obligated for the expense of decommissioning the production facility. These expected costs have been accrued and are being expensed in cost of sales in accordance with SFAS 143, Accounting for Asset Retirement Obligations.

On June 20, 2001, Novoste amended its manufacturing and supply agreement with Bebig Isotopen-und Medizintechnik GmbH (Bebig), a German corporation, to manufacture and supply Novoste with radioactive sealed Strontium-90 seed trains. During each calendar year of the four-year contract, Novoste guaranteed minimum annual payments to Bebig of varying amounts over the term of the agreement and will provide up to $250,000 for decommission expense of the production facility. All product purchases are credited against the annual guaranteed payment. At March 31, 2005, all purchase obligations have been satisfied and $150,000 of the obligation for decommissioning remains to be paid. The term of this agreement will end on June 19, 2005.

Novoste has entered into a license agreement with a physician pursuant to which he is entitled to receive a royalty on the net sales of the Beta-Cath™ System (excluding consideration paid for the radioactive isotope), subject to a maximum aggregate payment of $5,000,000. Royalty fees earned by the physician were $22,000 and $69,000 for the three months ended March 31, 2005 and 2004, respectively. Earned royalties are paid within 60 days following the end of the quarter. As of March 31, 2005, an aggregate amount of $2,185,000 has been earned under the license agreement and has been expensed as costs of sales.

On January 30, 1996, Novoste entered into a license agreement whereby Emory University assigned its claim to certain technology to Novoste for royalties based on net sales (as defined in the agreement) of products derived from such technology, subject to certain minimum royalties. After the first commercial sale of royalty bearing products by Novoste, which occurred in 1998, minimum royalties were due to Emory University in the following amounts: year 2 after the first commercial sale—$10,000; year 3—$15,000; year 4—$25,000; and years 5-10, $50,000 per year. The royalty agreement term is consistent with the life of the related patent and applies to assignments of the patent technology to a third party. Royalty fees earned by Emory University were $60,000 and $142,000 for the three months ended March 31, 2005 and March 31, 2004 respectively, and have been expensed as cost of sales. Earned royalties are paid within 60 days following the end of the quarter.

On April 22, 2004, Novoste signed an asset purchase agreement with Guidant pursuant to which Novoste acquired information regarding Guidant’s vascular brachytherapy business, including the customer list of Guidant in the United States and Canada. Novoste paid the sum of $2,500,000 to Guidant at the signing of the transaction and has agreed to pay 5% on its net sales of all vascular brachytherapy products in the U.S. and Canada, up to an additional payment of $4,000,000 (see Note 8 to unaudited consolidated financial statements). Under this agreement, Guidant has earned $98,000 for the three months ended March 31, 2005 and $287,000 since the execution of the contract.

Novoste has made commitments to the approximately 40 employees who remain at March 31, 2005, to manage the wind-down of the VBT business. Of the $4,407,000 expected costs for employment termination (see Note 15 to the unaudited consolidated financial statements), approximately $2,956,000 relate to these commitments, of which $950,000 has been recorded as an accrued expense as of March 31, 2005 and cover severance pay, outplacement assistance, and retention incentives. These expenses are being accrued over the period of expected employment.

Liquidity

Novoste’s principal source of liquidity at March 31, 2005, consisted of cash, cash equivalents and short-term investments of $24,662,000, compared to $29,060,000 at December 31, 2004.

During the remainder of 2005, Novoste expects to allocate resources to implement the VBT wind-down plan including funding contractual obligations, and advisory services including accounting and legal matters related to evaluation of our strategic options. We expect that our existing cash reserves will be sufficient to fund any cash used by operations and to meet our liquidity and spending needs at least through the end of the wind-down plan, sometime in late 2005.

Novoste’s future liquidity and capital requirements will depend upon numerous factors, mainly the risks discussed at “Certain Factors Which May Affect Future Results” below.

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

On February 22, 2005, we announced that our Board of Directors has determined that our vascular brachytherapy products business is no longer viable and, as a result, has authorized a staged wind-down of our business. On such date, we announced that, pursuant to the first stage of our wind-down, we are terminating 68 of our remaining 97 worldwide employees in an effort to further reduce our costs. Our Board has determined that this decision is necessary to preserve our cash resources and arises as a result of the continuing decline in revenue for our vascular brachytherapy products. Upon completion of our wind-down, we will no longer have an operating VBT business.

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

Our Board of Directors has authorized the staged wind-down of our VBT products business, which is our only business line. Our Board has determined that this decision is necessary to preserve our cash resources. During the wind-down of our business, we will need to negotiate the orderly extinguishment of our obligations to creditors. Effectively implementing the wind-down of our business will depend on our ability to maximize the consideration we receive for our assets, minimize the amount we must expend to settle our debts and other liabilities, minimize our contingent liabilities, minimize our operating expenses during the wind-down process and expedite the wind-down process. In the event that we are unable to efficiently implement the wind-down of our business, our corporate assets may be further depleted.

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

In the event that we liquidate and dissolve and have assets available to distribute to the shareholders, our board will need to make provision for the satisfaction of all of our known and unknown liabilities, which could substantially delay or limit our ability to make any distribution to shareholders.

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

The liquidity of our common stock depends in part on its continued listing on the NASDAQ Stock Market, and we have received notice that we currently fail to satisfy NASDAQ’s continued listing requirements and may be delisted in the future.

In order to continue to have our shares of common stock listed on the NASDAQ Stock Market (“NASDAQ”), we must remain in compliance with the NASDAQ’s listing standards, including standards related to the minimum bid price of our common stock. If we are unable to do so, NASDAQ could delist our stock, in which case the liquidity and the value of our shares could be adversely impacted.

On April 21, 2005, we received a notice from NASDAQ indicating that we are not in compliance with the NASDAQ’s requirements for continued listing because, for the last 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under NASDAQ Marketplace Rule 4450(a)(5) (the “Minimum Bid Price Rule”). The notice did not by itself result in immediate delisting of our common stock. NASDAQ stated in its notice that in accordance with the NASDAQ Marketplace Rules, we would be provided 180 calendar days, or until October 18, 2005, to regain compliance with the Minimum Bid Price Rule. The notice also stated that if, at any future time before October 18, 2005, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the NASDAQ staff will provide us written notification that we have achieved compliance with the Minimum Bid Price Rule. However, the notice stated that if we do not regain compliance with the Minimum Bid Price Rule by October 18, 2005, the NASDAQ staff will provide us with written notification that our common stock will be delisted from the NASDAQ Stock Market.

There can be no assurance that our common stock will satisfy NASDAQ’s $1.00 per share requirement for continued listing or that we will otherwise continue to meet all of NASDAQ’s other listing requirements in the future. If our common stock is delisted by NASDAQ, there can be no assurance that any liquid market for our common stock will exist in the future.

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

At March 31, 2005, Novoste had $20,559,000 in cash and cash equivalents with a weighted average interest rate of 2.3% and $4,103,000 in available-for-sale investments with a weighted average interest rate of 2.4%. With $20,559,000 in cash and cash equivalents having less than 90 days to maturity, and the balance of the portfolio investments that are in a stable investment rate environment, we believe the risk to principal associated with an increase in interest rates is minimal.

Foreign Currency Risk

International revenues from Novoste’s foreign direct sales and distributor sales comprised 30% and 15% of total revenues for the three-month periods ended March 31, 2005 and 2004, respectively. Sales to customers outside Europe and Canada are denominated in U.S. dollars, while European sales are denominated in Euros and British Pounds, and Canadian sales are in Canadian dollars. Novoste experienced an immaterial amount of transaction gains and losses for the three months ended March 31, 2005 Novoste is also exposed to foreign exchange rate fluctuations as the financial results of its Dutch, Belgian, German and French subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The net effect of foreign exchange rate fluctuations on Novoste during the three months ended March 31, 2005 was not material.

At March 31, 2005, Novoste’s total future purchase commitments include $2,064,000 denominated in Euros. Some of these purchase obligations extend to 2006, and the actual settlement amount may be different from the amount presented, which is based on the conversion rate of 1.2916 USD to 1 Euro at March 31, 2005.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Novoste is subject to legal claims and assertions in the ordinary course of business. Except for the matters described in the annual report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission, we are not aware of any such claims or assertions that would have a material effect on Novoste.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

EXHIBIT NUMBER	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation of Registrant, filed on May 28, 1996. (1)

3.2(a)	Copy of First Amendment to Amended and Restated Articles of Incorporation of Registrant filed with the Department of State of the State of Florida on November 1, 1996. (2)

3.3	Copy of Third Amended and Restated By-Laws of Registrant dated May 5, 2003. (3)

4.1	Form of Specimen Common Stock Certificate of Registrant. (4)

4.17(a)	Amended and Restated Rights Agreement, dated as of July 29, 1999, between Novoste Corporation and American Stock Transfer and Trust Company, which includes as Exhibit B thereto the Form of Right Certificate. (5)

4.17(b)	Amended and Restated Summary of Rights to Purchase Preferred Shares of Novoste Corporation. (5)

4.20	Registration Rights Agreement dated as of March 28, 2000 by and between Novoste Corporation and the investors listed on the signature pages thereto. (6)

31.1	Certification of Alfred J. Novak, Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Subhash C. Sarda, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Statements of Alfred J. Novak, Chief Executive Officer, and Subhash C. Sarda, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350. *

(1)	Filed as same numbered Exhibit to the Registrant’s Report on Form 10-K filed on March 11, 2004.
(2)	Filed as same numbered Exhibit to the Registrant’s Report on Form 8-A filed on November 5, 1996.
(3)	Filed as same numbered Exhibit to the Registrant’s Report on Form 10-Q filed on November 4, 2003.
(4)	Filed as same numbered Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-03374).
(5)	Filed as same numbered Exhibit to the Registrant’s Registration Statement on Form 8-A/A (File No. 000-20727).
(6)	Filed as same numbered Exhibit to the Registrant’s Report on Form 8-K filed April 6, 2000.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NOVOSTE CORPORATION

/S/ SUBHASH C. SARDA
SUBHASH C. SARDA
Chief Financial Officer, Principal Financial and Accounting Officer

May 10, 2005

Date