Form 10-Q
period 2005-06-30
NOVOSTE CORP /FL/
filed 2005-08-09
CIK 1012131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

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

As of August 9, 2005 there were 16,334,780 shares of the registrant’s common stock outstanding.

NOVOSTE CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NOVOSTE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares data)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,103	$19,082
Short-term investments	679	9,978
Accounts receivable, net of allowance of $151 and $125, respectively	674	1,928
Inventory, net	63	1,206
Assets held for sale	421	—
Prepaid expenses and other current assets	719	807

Total current assets	20,659	33,001
Property and equipment, net	146	700
Long-term note receivable	3,029	—
Other assets	—	1

Total assets	$23,834	$33,702

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$642	$1,511
Accrued expenses	5,298	3,823
Unearned revenue	707	1,914

Total current liabilities	6,647	7,248
Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 25,000,000 shares authorized; 16,377,634 shares issued	164	164
Additional paid-in capital	187,848	187,894
Accumulated other comprehensive income	706	826
Accumulated deficit	(171,358)	(162,223)
Treasury stock, at cost, 42,929 shares	(172)	(172)
Unearned compensation	(1)	(35)

Total shareholders’ equity	17,187	26,454

Total liabilities and shareholders’ equity	$23,834	$33,702

See accompanying notes.

NOVOSTE CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$2,299	$5,753	$5,712	$12,778
Cost of sales	895	3,540	5,014	7,491

Gross margin	1,404	2,213	698	5,287
Operating expenses:
Research and development	102	807	536	3,283
Sales and marketing	938	3,220	3,640	6,709
General and administrative	3,105	2,073	5,982	3,873

Total operating expenses	4,145	6,100	10,158	13,865

Loss from operations	(2,741)	(3,887)	(9,460)	(8,578)
Interest income	168	75	308	162
Other income (expense)	(7)	41	17	31

Total other income	161	116	325	193

Net loss	$(2,580)	$(3,771)	$(9,135)	$(8,385)

Net loss per share - Basic and Diluted	$(0.16)	$(0.23)	$(0.56)	$(0.51)

Weighted average shares outstanding - Basic and Diluted	16,335	16,331	16,335	16,331

See accompanying notes.

NOVOSTE CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(9,135)	$(8,385)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization of property, equipment and intangibles	—	1,433
Amortization of capitalized disposal costs	91	66
Stock based compensation expense	(12)	18
Depreciation of radiation and transfer devices	—	2,113
Provision for doubtful accounts	67	(108)
Changes in assets and liabilities:
Accounts receivable	1,154	2,196
Inventory	1,129	58
Prepaid expenses and other current assets	47	(49)
Other assets	(22)	185
Accounts payable	(801)	(793)
Accrued expenses	1,482	(1,465)
Unearned revenue	(1,204)	158

Net cash used in operating activities	(7,204)	(4,573)
Cash flows from investing activities:
Maturity/sale of short-term investments	10,582	5,619
Purchase of short-term investments	(1,283)	(6,409)
Sale (purchase) of property and equipment, net	42	(410)
Purchase of intangibles	—	(2,500)
Purchase of radiation and transfer devices	—	(1,085)
Issuance of note receivable	(3,000)	—

Net cash provided by (used in) investing activities	6,341	(4,785)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	15

Net cash provided by financing activities	—	15
Effect of exchange rate changes on cash	(116)	(82)

Net decrease in cash and cash equivalents	(979)	(9,425)
Cash and equivalents at beginning of period	19,082	33,177

Cash and cash equivalents at end of period	$18,103	$23,752

See accompanying notes.

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

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

The operating results of the interim periods presented are not necessarily indicative of the results to be achieved for the year ending December 31, 2005. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004, included in Novoste’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC).

The consolidated financial statements include the accounts of Novoste Corporation and its wholly owned subsidiaries incorporated in August 1998 in the Netherlands, in December 1998 in Belgium, in February 1999 in Germany, in January 2000 in France, in March 2002, a dedicated sales corporation incorporated in the state of Florida, and in May 2005, ONIA Acquisition Corp. Significant inter-company transactions and accounts have been eliminated.

On February 22, 2005, Novoste announced that the Board of Directors had determined that its vascular brachytherapy (VBT) business, which is its only business line, is no longer viable and, as a result, had authorized a staged wind-down of the business. As described in the notes that follow, assets have now been stated at estimated net realizable value and accruals have been recorded to reflect the business assumptions of the wind-down in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities.

On May 18, 2005, Novoste entered into a definitive merger agreement with ONI Medical Systems, Inc., a privately held Delaware corporation (ONI). ONI is engaged in the design and manufacture of dedicated purpose magnetic resonance imaging, or MRI, systems. Completion of the merger is subject to the approval by Novoste’s shareholders of certain merger-related proposals. Under the terms of the merger agreement, at closing, ONIA Acquisition Corp., a wholly-owned subsidiary of Novoste that was formed in May 2005, will merge with and into ONI, with ONI remaining as the surviving corporation and a wholly-owned subsidiary of Novoste. Novoste will issue shares of its common stock in the merger in exchange for, and in cancellation of, all of the outstanding shares of ONI capital stock. Novoste anticipates that completion of the merger will result in the current holders of ONI’s equity securities owning a majority of Novoste’s common stock. All transaction related expenses that have been incurred through June 30, 2005 have been recorded. The proposed merger with ONI is further described in Note 18 to these unaudited consolidated financial statements.

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(continued)

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Novoste’s significant accounting policies are included in the audited financial statements and notes thereto for the year ended December 31, 2004 included in Novoste’s 2004 Annual Report on Form 10-K (2004 10-K) filed with the SEC. The items below supplement the information presented in the 2004 10-K.

Stock Options

Novoste accounts for grants of stock options and restricted stock under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following table illustrates the effect on net loss and loss per share if Novoste had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(2,580)	$(3,771)	$(9,135)	$(8,385)
Add: Total stock-based employee compensation expense (income) included in net loss	—	(8)	(12)	18
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(231)	(616)	(428)	(1,192)

Pro forma net loss	$(2,811)	$(4,395)	$(9,575)	$(9,559)

Loss per share (Basic and Diluted):
As reported	$(0.16)	$(0.23)	$(0.56)	$(0.51)

Pro forma	$(0.17)	$(0.27)	$(0.59)	$(0.59)

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

The Company previously disclosed that it planned to adopt SFAS 123(R) on July 1, 2005. Pursuant to an SEC amendment to Regulation S-X effective April 21, 2005, the revised date for adopting SFAS 123(R) is the first interim reporting period of a registrant’s first fiscal year beginning on or after June 15, 2005. As a result, the Company now plans to adopt SFAS 123(R) on January 1, 2006. As of June 30, 2005, the Company has not determined the effect that the adoption of SFAS 123(R) will have on its financial position and results of operations or the valuation method under which it will apply SFAS 123(R).

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(continued)

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

Assets Held for Sale

Following the announcement of a staged wind-down and subsequent determination as to the timing thereof, Novoste committed to a plan for the sale of certain assets in accordance with the wind-down plan. The plan includes actively identifying and seeking buyers for these assets. In accordance with the provisions of SFAS 144, assets held for sale are stated at estimated net realizable value and depreciation on these assets has been suspended (see also Note 6 to the unaudited consolidated financial statements).

Employment Termination Costs

As part of the wind-down plan, Novoste has provided financial incentives to certain employees to remain with the Company to manage the wind-down. To receive these incentive payments in full, they are required to remain with the Company until their employment is terminated. Novoste accounts for these termination benefits in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (see also Note 15 to the unaudited consolidated financial statements).

NOTE 3. CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents are comprised of certain highly liquid investments acquired with maturities of less than three months. In addition to cash equivalents, Novoste has investments in commercial paper and other securities that are classified as short-term. All securities are considered as available-for-sale and reported at fair value, with the unrealized gains and losses reported as a component of Other Comprehensive Income (Loss) on the consolidated statements of shareholders’ equity (see Note 13 to the unaudited consolidated financial statements). The amortized cost of debt securities in this category, if significant, is adjusted for amortization and included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities, of which there were none, would be included in interest income. Realized gains and losses are included in interest income and are determined on a specific identification basis. Interest and dividends on securities classified as available-for-sale are included in interest income. A $75,000 certificate of deposit in short-term investments is restricted as collateral for a standby letter of credit. Subsequent to June 30, 2005, Novoste funded two Rabbi Trusts for incentive compensation deferred until the completion of the wind-down and termination of employment (See Note 20 to the unaudited consolidated financial statements).

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2005 and December 31, 2004 include receivables due from product sales and amounts due under lease and maintenance or service agreements with customers relating to radiation and transfer devices (see Note 7 to the unaudited consolidated financial statements). The carrying amounts reported in the consolidated balance sheets for accounts receivable approximate their fair value. Management records estimates of expected credit losses based on periodic credit evaluations of its customers’ financial condition.

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(continued)

Accounts receivable is comprised of the following (in thousands):

	June 30, 2005	December 31, 2004
Accounts receivable, gross	$825	$2,053
Less: Provision for doubtful accounts	(151)	(125)

Accounts receivable, net	$674	$1,928

There were no significant concentrations of credit risk at June 30, 2005.

NOTE 5. INVENTORIES

Inventories are stated at the lower of cost or market value on a first-in, first-out (FIFO) basis and are comprised of the following (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$1,949	$1,922
Work in process	78	133
Finished goods	554	871

Inventory, gross	2,581	2,926
Less: Inventory reserve	(2,518)	(1,720)

Inventory, net	$63	$1,206

An inventory reserve is established based on expected usage over the term of the wind-down. In this regard, all inventory in excess of estimated sales and service needs is fully reserved.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following (in thousands):

	June 30, 2005	December 31, 2004
Furniture and fixtures	$757	$791
Office equipment	1,905	1,979
Laboratory equipment	547	553
Leasehold improvements	542	542
Production equipment	4,736	5,092

Property and equipment, gross	8,487	8,957
Less: Accumulated depreciation and amortization	(7,920)	(8,257)
Less: Assets held for sale	(421)	—

Property and equipment, net	$146	$700

Included in the property, plant and equipment is disposal cost of approximately $146,000, which is capitalized in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities and relates to the Company’s obligation for decommissioning the radiation source train production facility.

.

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(continued)

During the fourth quarter of 2004, Novoste recorded an impairment charge to reflect the reduced carrying value of all long-term assets that support the VBT business (see Note 14 to the unaudited consolidated financial statements)

Assets Held For Sale

Following the February 2005 announcement of a staged wind-down of the Company’s VBT business and subsequent determination as to the timing thereof, the Company committed to a plan to sell certain assets in accordance with the terms of the wind-down plan. Based on the provisions of SFAS 144, the Company determined that these assets met the criteria for classification as held for sale at June 30, 2005. Assets held for sale at June 30, 2005 are comprised of property and equipment and are included in the unaudited consolidated balance sheet at estimated net realizable value of $421,000.

NOTE 7. RADIATION AND TRANSFER DEVICES

Novoste retains ownership of the radiation source trains (RSTs) and transfer devices (TDs). Depreciation of the costs of these assets is taken over the estimated economic life using the straight-line method and is recorded in cost of sales. Depreciation begins at the time the Beta-Cath™ System is placed into service. Novoste classifies the annual agreements with Novoste’s customers to license the use of radiation and transfer devices as operating leases. Income is recognized ratably over the length of the agreement. At June 30, 2005, unearned revenue under these agreements approximated $707,000 compared to $1,914,000 at December 31, 2004.

Radiation and transfer devices, stated at cost net of impairment, less accumulated depreciation, are comprised of the following (in thousands):

	June 30, 2005	December 31, 2004
Radiation and transfer devices, gross	$10,400	$14,977
Less: Accumulated depreciation	(10,400)	(14,977)

Radiation and transfer devices, net	$—	$—

During the quarter ended December 31, 2004, Novoste concluded that these assets were fully impaired and recorded an impairment charge bringing their net book value to zero. During the six months ended June 30, 2005, approximately 1,108 of the RSTs and TDs, with an acquired cost net of impairment of $4,577,000, were decommissioned because they had no foreseeable use. These assets were fully depreciated, thus, there was no effect on net loss for the quarter or six months ended June 30, 2005.

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(continued)

NOTE 8. OTHER ASSETS

At June 30, 2005 other assets consist mainly of license agreements and other intangibles. On April 22, 2004, Novoste signed an asset purchase agreement with Guidant Corporation pursuant to which Novoste acquired information regarding Guidant’s vascular brachytherapy business, including the customer list of Guidant in the United States and Canada. Under the terms of the agreement, during a six-month transition period beginning on April 22, 2004, Guidant and Novoste cooperated jointly to transition the Guidant customers to Novoste products for any customer that wished to continue vascular brachytherapy. Guidant discontinued its vascular brachytherapy business in the United States and Canada over the six-month period. Additionally, Guidant agreed to not compete in the vascular brachytherapy market in the United States and Canada for a period of five years. Novoste paid the sum of $2,500,000 to Guidant at the signing of the transaction and agreed to pay Guidant an additional 5% on net sales to customers on the Guidant customer list that transitioned to Novoste’s products for a period of six months after April 22, 2004. After this six-month transition period, Novoste is required to pay an additional 5% on all U.S. and Canadian net sales of Novoste vascular brachytherapy products up to a maximum of $4,000,000. The initial payment was being amortized over twenty-four months. During the quarter ended December 31, 2004, Novoste concluded that these assets were fully impaired and recorded an impairment charge bringing the net book value to zero. No amortization expense was recorded for the six months ended June 30, 2005.

NOTE 9. ACCRUED EXPENSES

Significant items of accrued expenses are as follows (in thousands):

	June 30, 2005	December 31, 2004
Salaries, wages and benefits	$2,051	$1,216
Purchase commitments	1,324	—
Radiation and disposals	583	891
Operating expenses and royalties	237	433
Professional fees	922	892
Clinical trials	100	205
Due to customers	34	104
Sales and use taxes	47	82

	$5,298	$3,823

The accrued purchase commitments in the table above represent the present value of minimum payment obligation under a current supply contract (see Note 14 of the unaudited consolidated financial statements).

NOTE 10. LINE OF CREDIT

In August 2001, the Company obtained a $10,000,000 revolving line of credit, which was extended by agreement from time to time. On May 27, 2004, Novoste replaced previous borrowing arrangements with a one-year agreement, which provided a $5,000,000 revolving line of credit and the availability of letters of credit. On December 22, 2004, in view of declining business needs, Novoste terminated the borrowing agreement with the financial institution and no obligations related to the agreement exist at June 30, 2005. At June 30, 2005, the Company had $75,000 in an outstanding letter of credit, which is secured by a certificate of deposit.

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(continued)

NOTE 11. SEGMENT INFORMATION

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires the reporting of segment information based on the information provided to Novoste’s chief operating decision maker for purposes of making decisions about allocating resources and assessing performance. Novoste’s business activities are represented by a single industry segment, the manufacture and distribution of medical devices. For management purposes, Novoste is segmented into two geographic areas: United States and the Rest of the World (Europe, Canada, Asia and South America).

The following is a summary of selected financial information by reportable segment as of, and for the six months ended, June 30, 2005 and 2004 (in thousands):

Net sales

		United States	Rest of World	Consolidated
	2005	$4,118	$1,594	$5,712
	2004	10,790	1,988	12,778

Net loss

		United States	Rest of World	Consolidated
	2005	$(8,864)	$(271)	$(9,135)
	2004	(8,083)	(302)	(8,385)

Long-lived assets

		United States	Rest of World	Consolidated
	2005	$3,170	$5	$3,175
	2004	13,124	624	13,748

Total assets

		United States	Rest of World	Consolidated
	2005	$23,059	$775	$23,834
	2004	48,072	2,741	50,813

Novoste’s total assets outside of the United States consist principally of cash and cash equivalents and accounts receivable.

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(continued)

NOTE 12. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and the six months ended June 30, 2005 and 2004 (in thousands, except per-share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net loss	$(2,580)	$(3,771)	$(9,135)	$(8,385)
Denominator:
Weighted-average shares outstanding	16,335	16,331	16,335	16,331

Net loss per share:
Basic and Diluted	$(0.16)	$(0.23)	$(0.56)	$(0.51)

The basic and diluted loss per share is computed based on the weighted average number of common shares outstanding. Weighted average shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options. For the calculation of the six months ended June 30, 2005 and 2004, all stock options, representing approximately 2,049,000 and 2,757,000 shares of Novoste common stock, respectively, were excluded, as they would be anti-dilutive. Of these, approximately 2,049,000 and 2,646,000 shares had an exercise price higher than the average price of Novoste’s common stock for the six-month periods ended June 30, 2005 and 2004, respectively.

NOTE 13. SHAREHOLDERS’ EQUITY

Changes in shareholders’ equity consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Shareholders’ equity at beginning of period	$19,806	$48,570	$26,454	$53,244
Proceeds from exercise of stock options ranging from $3.20 to $6.65 per share	—	—	—	7
Proceeds from Employee Stock Purchase Plan, 3,637 shares at $2.2185 on 6/30/04	—	8	—	8
Amortization of unearned compensation	—	8	—	35
Revaluation of variable stock awards	—	—	—	(4)
Cancellation of unvested Restricted Stock Awards and compensation charge options	—	(19)	(7)	(19)
Amortization of fair market value of stock options to non-employees	—	3	(5)	6
Comprehensive income:
Unrealized gain (loss) on held-for-sale securities	2	(14)	6	(14)
Translation adjustment	(41)	(19)	(126)	(112)
Net loss	(2,580)	(3,771)	(9,135)	(8,385)

Total comprehensive loss	(2,619)	(3,804)	(9,255)	(8,511)

Shareholders’ equity at end of period	$17,187	$44,766	$17,187	$44,766

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(continued)

NOTE 14. IMPAIRMENT AND OTHER CHARGES

During the third quarter of 2004, Novoste suspended production of radiation source trains at its supplier, AEA Technologies QSA GmbH (AEA). This suspension was due to the existence of radiation source train inventory levels that were determined to be adequate to meet the needs of Novoste for the foreseeable future. This situation was due to (a) the reduction in the number of vascular brachytherapy sites and procedures as a result of the declining vascular brachytherapy market, and (b) fewer replacements of 3.5F radiation source trains than expected. As a result of the suspension and continued declines in the Company’s current and projected future revenues and cash flows, Novoste assessed the recoverability of carrying value of the Company’s long-lived assets in relationship to the expected undiscounted cash flows to be generated from revenues. Based on this evaluation, Novoste concluded that the value of the AEA plant was no longer fully recoverable and recorded an impairment charge.

During the fourth quarter of 2004, the Company updated an economic study regarding the value of all long-lived assets supporting the VBT business. The impairment analysis was based on expected future net cash flows to be generated by the assets during their remaining service lives, using undiscounted cash flows. Because the Company only has one product line, all enterprise-wide, long-lived assets were included. The study concluded that the assets were impaired, and the carrying value of all long-lived assets was reduced and expensed in the functions where the assets were used. At December 31, 2004, all of the specialized assets relating to the Beta-Cath™ product line were considered to have zero fair value due to their specialized nature and lack of alternative uses. Other equipment, which is more versatile in nature, was reduced to estimated net realizable value.

In connection with changes in the Company’s forecasted needs for radiation source trains resulting from the timing of the staged wind-down of the Company’s VBT business, it is unlikely that additional radiation source trains will be purchased during the remaining life of the supply contract with AEA, which expires in September 2006. Under the agreement, Novoste is obligated to make minimum payments through the end of the contract. Given that Novoste will most likely not receive future economic benefit from these required payments, the Company accrued the present value of these contractual payments, which aggregate approximately $1,324,000 and are included in cost of sales for the three months ended March 31, 2005. This amount remained unpaid as of June 30, 2005.

NOTE 15. EMPLOYMENT TERMINATION COSTS

On February 22, 2005, Novoste announced that the Board of Directors had determined that its VBT business, which is its only business line, is no longer viable and, as a result, had authorized a staged wind-down of the business. The staged plan is necessary to maximize the value of Novoste’s remaining assets. The total of personnel related termination costs, which consist of severance pay, outplacement assistance and retention incentives, is expected to aggregate approximately $4,483,000 through the execution of the wind-down plan, which is expected to be completed in late 2005 (absent a sale of the VBT business). Approximately $343,000 of these costs relate to personnel in Europe with the remaining costs applicable to U.S. operations.

During the three months ended June 30, 2005, the Company incurred approximately $1,640,000 of termination costs related to the termination of approximately 25 employees during the three months ended June 30, 2005 and pro rated termination costs related to the 25 employees who remained with the Company as of June 30, 2005.

During the six months ended June 30, 2005, the Company incurred approximately $4,041,000 of termination costs related to the termination of approximately 75 employees during the six months ended June 30, 2005 and pro rated termination costs related to the 25 employees who remained with the Company as of June 30, 2005. The costs associated with terminated employees are included within their native financial classifications in the unaudited consolidated statement of operations for the six months ended June 30, 2005, with approximately $599,000 related to cost of sales and the balance in operating expense.

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(continued)

Previously, in March 2004, Novoste announced a reduction in force, eliminating 84 positions, to align Novoste’s staffing with current market conditions. 77 of the employees involved in the reduction terminated employment with Novoste during the six months ended June 30, 2004.

Termination cost activity consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Liability at beginning of period	$1,000	$111	$—	$—
Incurred and expensed	1,640	196	4,041	666
Paid and settled	(714)	(307)	(2,115)	(666)

Liability at end of period (included with accrued salaries)	$1,926	$—	$1,926	$—

NOTE 16. RELATED PARTY TRANSACTIONS

On December 23, 2002, the Company signed a Distribution Agreement with Orbus Medical Technologies, Inc., a manufacturer of cardiology products. The Company’s President and Chief Executive Officer, Mr. Alfred J. Novak, was previously the Chairman of Orbus.

In February 2005, Novoste and Orbus mutually agreed to terminate the Distribution Agreement. Orbus paid Novoste $346,000 and assumed $36,000 in obligations to repurchase inventory, refund an unused deposit and reimburse Novoste for market development expenses. Novoste ceased distributing Orbus product by the end of the first quarter of 2005 and all inventory was returned. Included in accounts payable as of June 30, 2005 is $65,000 due to Orbus relating to the final settlement for termination of the Company’s contract with Orbus.

Novoste had no net sales of these products in the quarter ending June 30, 2005, compared to $108,000 in the quarter ending June 30, 2004; Novoste had net sales of $37,000 and $ 242,000 from this product line for the six months ended June 30, 2005 and 2004, respectively.

NOTE 17. LIQUIDATION OF EUROPEAN SUBSIDIARY

In connection with the Company’s staged wind-down of its VBT business, on April 14, 2005, Novoste’s German subsidiary, Novoste GmbH, initiated a voluntary dissolution of the corporation. The company began orderly liquidation and must add the suffix “i.L.” to all letters, correspondence and business transactions. European operations accounted for approximately 28% of revenue for the six months ended June 30, 2005, compared to approximately 16% for the same period last year. Novoste is continuing to proceed with dissolution of the remaining European subsidiaries. The dissolution of the remaining European subsidiaries is not expected to have a significant impact on the Company’s future financial position or results of operations.

NOTE 18. PROPOSED MERGER WITH ONI MEDICAL SYSTEMS, INC.

On May 18, 2005, Novoste entered into a definitive merger agreement with ONI Medical Systems, Inc., a privately held Delaware corporation (ONI). ONI is engaged in the design and manufacture of dedicated purpose magnetic resonance imaging, or MRI, systems.

Under the terms of the merger agreement, at closing, ONIA Acquisition Corp., a wholly-owned subsidiary of Novoste that was formed in May 2005, will merge with and into ONI, with ONI remaining as the surviving corporation and a wholly-owned subsidiary of Novoste. Novoste will issue shares of its common stock in the merger in exchange for, and in cancellation of, all of the outstanding shares of ONI capital stock.

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(continued)

The total number of shares of Novoste common stock to be issued pursuant to the merger agreement (including upon exercise of assumed ONI options and warrants) will be determined at the time of the closing of the merger based on a formula that values Novoste at the value of its net cash assets at closing and values ONI at $20,000,000 (solely for purposes of this calculation). Novoste anticipates that completion of the merger will result in the current holders of ONI’s equity securities owning a majority of Novoste’s common stock.

If the amount of Novoste’s net cash assets is between $11,750,000 and $13,250,000, Novoste’s valuation will be fixed at $12,500,000. If the amount of Novoste’s net cash assets is less than $11,750,000, then Novoste’s valuation will be the actual amount of its net cash assets, provided that if the amount of the net cash assets is less than $10,000,000, ONI will have the right to either terminate the merger agreement or accept a Novoste valuation of $10,000,000. If the amount of Novoste’s net cash assets is greater than $13,250,000 but less than $20,000,000, then Novoste’s valuation will be the actual amount of Novoste’s net cash assets. If the amount of the net cash assets is equal to or greater than $20,000,000, Novoste’s valuation will equal $19,999,999; however, Novoste will have the right to issue a dividend to its shareholders for the amount, if any, by which Novoste’s net cash assets exceeds $19,999,999.

Based on 16,334,780 shares of Novoste’s common stock outstanding on the record date, and assuming that the value of Novoste’s net cash assets at closing provides for a Novoste valuation of $12,500,000, Novoste currently expects to issue an aggregate of 22,720,304 shares of its common stock and to assume options and warrants to purchase an aggregate of 3,640,944 shares of its common stock if the merger is completed. Accordingly, Novoste anticipates that the current holders of ONI’s equity securities will have voting power sufficient to control all major corporate decisions immediately after the merger.

The merger cannot be completed unless Novoste’s issuance of the shares of its common stock in connection with the merger is approved by its shareholders. In addition, the merger is conditioned upon Novoste’s shareholders approving an amendment to the Novoste articles of incorporation that increases the number of authorized shares of Novoste’s common stock to 75,000,000 from 25,000,000, and an amendment to Novoste’s articles of incorporation that changes Novoste’s name to ONI Medical Systems, Inc., effective upon the closing. On August 8, 2005, Novoste first mailed or delivered to the shareholders a definitive proxy statement in connection with the proposed merger. Novoste’s board of directors scheduled a special meeting in lieu of an annual meeting of its shareholders for September 14, 2005 to consider and vote upon these matters.

NOTE 19. LOAN TO ONI AND PROMISSORY NOTE RECEIVABLE

Concurrent with the execution of the merger agreement, Novoste extended to ONI an 18-month senior unsecured loan in the principal amount of $3,000,000, bearing interest at a rate of 8% per year. Principal and interest on the loan will be due in November 2006. Under certain circumstances in which ONI terminates the merger agreement, repayment of the loan will accelerate at the time of termination. The amount of Novoste’s net cash assets at closing will include the principal and interest outstanding under the loan at such time.

In connection with the $3,000,000 loan, ONI granted to Novoste a warrant to purchase up to 2,325,581 shares of ONI Series A preferred stock (which is convertible into ONI common stock), at an exercise price of $1.29 per share. Novoste may not exercise the warrant unless there is an event of default under the promissory note or the merger agreement is terminated. Novoste can exercise the warrant either by paying cash or by surrendering the promissory note that evidences the loan. The warrant will expire upon completion of the merger or otherwise in November 2006. Upon termination of the merger agreement under some circumstances, the warrant will automatically terminate.

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(continued)

NOTE 20. SUBSEQUENT EVENTS

On July 15, 2005, Novoste deposited $3,409,000 to fund the Novoste Corporation Executive Rabbi Trust (the “Executive Trust”) and $641,000 to fund the Novoste Corporation Employee Rabbi Trust (the “Employee Trust,” and collectively with the Executive Trust, the “Trusts”).

Each of the Trusts was initially established (on an unfunded and revocable basis) on May 20, 2005 pursuant to trust agreements with AST Trust Company, as trustee, which were amended on July 15, 2005 (as amended, the “Trust Agreements”). The Trusts were established to hold funds that the Company may be required to distribute in the future pursuant to obligations incurred under certain of the Company’s nonqualified deferred compensation plans (the “Plans”), including obligations that would become payable in the event of a change of control of the Company.

Under the Trust Agreements, the types of benefits that the Trusts are authorized to pay include:

•	salary related programs including base pay, bonuses, commissions and the Company’s contributions to all employee benefit programs for individuals as long as they remain in the Company’s employ;

•	payments under the Novoste Corporation Key Employee Retention Plan;

•	payments under the Novoste Corporation Senior Officer Amended and Restated Termination Agreements;

•	payments under the severance and change of control protection programs for selected employees who are not covered by the programs and agreements referred to above;

•	administrative expenses; and

•	legal costs incurred by beneficiaries in obtaining distributions from the Novoste Corporation Executive Rabbi Trust.

Under the Trust Agreements, the Trusts become irrevocable automatically upon the occurrence of a change of control or potential change of control of the Company. Once irrevocable, the Trusts will not terminate until the date on which participants and their beneficiaries are no longer entitled to benefits pursuant to the terms of the Plans and all liabilities have been satisfied or July 15, 2006 if no change of control of Novoste has occurred by such date.

Novoste’s board of directors has determined that completion of the proposed ONI merger will constitute a change of control of Novoste. As a result, completion of the merger will result in change of control payments being due to current or former executive officers, and other select key employees, of Novoste.

On July 15, 2005, the committee of Novoste’s board of directors responsible for administering the Trusts determined that a potential change of control of Novoste has occurred as a result of Novoste entering into the merger agreement with ONI.

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

PROPOSED MERGER WITH ONI MEDICAL SYSTEMS, INC.

On May 18, 2005, Novoste entered into a definitive merger agreement with ONI Medical Systems, Inc., a privately held Delaware corporation (ONI). ONI is engaged in the design and manufacture of dedicated purpose magnetic resonance imaging, or MRI, systems.

Under the terms of the merger agreement, at closing, ONIA Acquisition Corp., a wholly-owned subsidiary of Novoste that was formed in May 2005, will merge with and into ONI, with ONI remaining as the surviving corporation and a wholly-owned subsidiary of Novoste. Novoste will issue shares of its common stock in the merger in exchange for, and in cancellation of, all of the outstanding shares of ONI capital stock.

The total number of shares of Novoste common stock to be issued pursuant to the merger agreement (including upon exercise of assumed ONI options and warrants) will be determined at the time of the closing of the merger based on a formula that values Novoste at the value of its net cash assets at closing and values ONI at $20,000,000 (solely for purposes of this calculation). Novoste anticipates that completion of the merger will result in the current holders of ONI’s equity securities owning a majority of Novoste’s common stock.

If the amount of Novoste’s net cash assets is between $11,750,000 and $13,250,000, Novoste’s valuation will be fixed at $12,500,000. If the amount of Novoste’s net cash assets is less than $11,750,000, then Novoste’s valuation will be the actual amount of its net cash assets, provided that if the amount of the net cash assets is less than $10,000,000, ONI will have the right to either terminate the merger agreement or accept a Novoste valuation of $10,000,000. If the amount of Novoste’s net cash assets is greater than $13,250,000 but less than $20,000,000, then Novoste’s valuation will be the actual amount of Novoste’s net cash assets. If the amount of the net cash assets is equal to or greater than $20,000,000, Novoste’s valuation will equal $19,999,999; however, Novoste will have the right to issue a dividend to its shareholders for the amount, if any, by which Novoste’s net cash assets exceeds $19,999,999.

Based on 16,334,780 shares of Novoste’s common stock outstanding on the record date, and assuming that the value of Novoste’s net cash assets at closing provides for a Novoste valuation of $12,500,000, Novoste currently expects to issue an aggregate of 22,720,304 shares of its common stock and to assume options and warrants to purchase an aggregate of 3,640,944 shares of its common stock if the merger is completed. Accordingly, Novoste anticipates that the current holders of ONI’s equity securities will have voting power sufficient to control all major corporate decisions immediately after the merger.

The merger cannot be completed unless Novoste’s issuance of the shares of its common stock in connection with the merger is approved by its shareholders. In addition, the merger is conditioned upon Novoste’s shareholders approving an amendment to the Novoste articles of incorporation that increases the number of authorized shares of Novoste’s common stock to 75,000,000 from 25,000,000, and an amendment to Novoste’s articles of incorporation that changes Novoste’s name to ONI Medical Systems, Inc., effective upon the closing. On August 8, 2005, Novoste first mailed or delivered to shareholders a definitive proxy statement in connection with the proposed merger. Novoste’s board of director’s has scheduled a special meeting in lieu of an annual meeting of its shareholders for September 14, 2005 to consider and vote upon these matters.

Concurrent with the execution of the merger agreement, Novoste extended to ONI an 18-month senior unsecured loan in the principal amount of $3,000,000, bearing interest at a rate of 8% per year. Principal and interest on the loan will be due in November 2006. Under certain circumstances in which ONI terminates the merger agreement, repayment of the loan will accelerate at the time of termination. The amount of Novoste’s net cash assets at closing will include the principal and interest outstanding under the loan at such time.

In connection with the $3,000,000 loan, ONI granted to Novoste a warrant to purchase up to 2,325,581 shares of ONI Series A preferred stock (which is convertible into ONI common stock), at an exercise price of $1.29 per share. Novoste can exercise the warrant either by paying cash or by surrendering the promissory note that evidences the loan. Novoste may not exercise the warrant unless there is an event of default under the promissory note or the merger agreement is terminated. The warrant will expire upon completion of the merger or otherwise in November 2006. Upon termination of the merger agreement under some circumstances, the warrant will automatically terminate.

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

Novoste uses distributors in countries where the distributors’ experience and knowledge of local radiation and medical device regulatory issues is considered beneficial by Novoste’s management. Under the distributor arrangements, there are generally no purchase commitments and no provisions for cancellation of purchases. Novoste or the distributor may cancel the distributor agreements at any time. As part of the staged wind-down, these agreements have been terminated and as of June 30, 2005 no distribution agreements remained in force.

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

During the fourth quarter of 2004, the Company updated an economic study regarding the value of all long-lived assets supporting the VBT business. The impairment analysis was based on expected future net cash flows to be generated by the assets during their remaining service lives, using undiscounted cash flows. Because the Company only has one product line, all enterprise-wide, long-lived assets were included. The study concluded that the assets were impaired, and the carrying value of all long-lived assets was reduced and expensed in the functions where the assets were used. At December 31, 2004, all of the specialized assets relating to the Beta-Cath™ product line were considered to have zero fair value due to their specialized nature and lack of alternative uses. Property and equipment that is more versatile in nature was reduced to estimated net realizable value. At June 30, 2005, the carrying value of all long-lived assets is recorded at their estimated net realizable value.

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

Employment Termination Costs

As part of the wind-down plan, Novoste has provided financial incentives to certain employees to remain with the Company to manage the wind-down. To receive these incentive payments, they are required to remain with the Company until their employment is terminated. Novoste accounts for these termination benefits in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (see also Note 15 to the unaudited consolidated financial statements).

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

RESULTS OF OPERATIONS

Overview

Sales of VBT products continued to decline during the second quarter of 2005. We believe that this trend is the result of the ongoing success of drug-eluting stents, which were introduced in 2003, in treating in-stent restenosis, the market served by Novoste’s Beta-Cath™ system. We also believe that the wind-down announced on February 22, 2005 has dampened customer demand for our products due to uncertainty of continued supply.

During the second quarter, Novoste continued the staged wind-down of the VBT business, which was announced during the first quarter to preserve the company’s cash resources while potential options were evaluated. In addition to the approximately 50 people who left Novoste during the first quarter, approximately 25 more positions were eliminated during the second quarter. Further reductions in employees and other cost reduction measures are being implemented on a regular basis.

The net loss for the quarter was $2,580,000 on revenues of $2,299,000. The loss in the quarter includes a charge of $1,640,000 for employment termination costs, as well as other wind-down related costs and extra expense for professional services related to the ONI transaction (see below). Offsetting these charges is a favorable effect on cost of sales from the elimination of depreciation and amortization expense due to reductions and write-offs of capitalized assets resulting from impairments and other write-downs recorded in 2004. We expect continued losses as our operations wind-down and as our revenues continue to decline.

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

On May 18, 2005, we entered into a definitive merger agreement with ONI Medical Systems, Inc., a privately held Delaware corporation (ONI). ONI is engaged in the design and manufacture of dedicated purpose magnetic resonance imaging, or MRI, systems. Under the terms of the merger agreement, at closing, ONIA Acquisition Corp., a wholly-owned subsidiary of Novoste that was formed in May 2005, will merge with and into ONI, with ONI remaining as the surviving corporation and our wholly-owned subsidiary. We will issue shares of our common stock in the merger in exchange for, and in cancellation of, all of the outstanding shares of ONI capital stock. We anticipate that completion of the merger will result in the current holders of ONI’s equity securities owning a majority of our common stock. All transaction related expenses that have been incurred to June 30, 2005 have been recorded. Completion of the merger is subject to the approval by our shareholders of certain merger-related proposals. The proposed merger with ONI is further described above under “—Proposed Merger with ONI Medical Systems, Inc.”

In addition, our board of directors has authorized the sale of the VBT business, which sale process is currently ongoing. As of the date hereof, we have not entered into any agreement to sell the assets of the VBT business, and there can be no assurance that we will be able to enter into any such agreement in the future.

Net Sales and Gross Margin

Net sales and gross margin consisted of the following (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Increase (decrease)	2005	2004	Increase (decrease)
Net sales:
United States	$1,795	$4,831	(62.8)%	$4,118	$10,790	(61.8)%
Rest of World	504	922	(45.3)%	1,594	1,988	(19.8)%

Total net sales	2,299	5,753	(60.0)%	5,712	12,778	(55.3)%
Cost of sales	895	3,540	(74.7)%	5,014	7,491	(33.1)%

Gross margin	$1,404	$2,213	(36.6)%	$698	$5,287	(86.8)%

Net sales decreased by $3,474,000 or 60% in the second quarter and by $7,066,000, or 55% in the first six months from the same periods in the prior year. We believe that this decrease is due to the continuing effectiveness of drug-coated stents in reducing in-stent restenosis during the early months following the implant of the stents, thus reducing the demand for Novoste’s products. The completion of the Guidant transaction in the second quarter of 2004 had a positive effect on the second quarter of 2005, with revenue from radiation devices increasing to $1,046,000 from $257,000, a 307% increase above the second quarter of 2004 due to the addition of former Guidant customers and existing customers who paid for service contracts. The first six-month period of 2005 also enjoyed an increase of $2,308,000 from $466,000, a 395% jump in radiation revenue compared to the same period of the prior year. However, the effect of the wind-down begun in the first quarter is reflected in lower radiation revenues, with the second quarter radiation revenue only 83% of first quarter levels, declining to $1,046,000 from $1,262,000 in the first quarter. Catheter revenue for the second quarter ended June 30, 2005 declined to $1,253,000 from $5,388,000, a 77% drop from the same period in the prior year as the volume of VBT procedures declined due to the success of drug-coated stents. The biggest decline has occurred in the U.S. Rest of World sales have declined at a lower rate because drug-eluting stents are not as prevalent within the European medical community and several former Guidant customers converted to the Beth-Cath™ system. We expect revenue from all sources to decline as the wind-down proceeds into the completion phase.

In the quarter ended June 30, 2005, cost of sales decreased approximately 75% from the same period of the prior year due to the significant reduction in revenues and the corresponding reduction of costs variable to sales. In addition, many of the fixed costs present in 2004 have been eliminated. During the fourth quarter of 2004, Novoste recorded an impairment charge, which reduced all long-lived assets to net realizable value (see Note 14 to the unaudited consolidated financial statements). This action has a favorable effect on cost of sales, eliminating approximately $1,603,000 of depreciation and amortization cost per quarter. For the six months ended June 30, 2005, cost of sales declined only 33% due to first quarter expense for inventory reserves for product and service parts not needed during the wind-down and the recording of the minimum purchase obligation payments to AEA.

The 37% decline in gross margin for the second quarter of 2005 was a result of the revenue decline coupled with the elimination of depreciation and amortization associated with long lived assets, which are now fully expensed as a result of the impairment charges, and the cost reductions associated with the wind-down plan being implemented. The 87% decline in gross margin for the six months period was the result of lower revenue and the elimination of the fixed costs for depreciation and amortization; however these reductions were offset by higher than normal inventory reserves, and minimum purchase commitments relating to the decision to wind down the VBT business.

Operating Expenses

Operating expenses consisted of the following (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Increase (decrease)	2005	2004	Increase (decrease)
Operating expenses:
Research and development	$102	$807	(87.4)%	$536	$3,283	(83.7)%
Sales and marketing	938	3,220	(70.9)%	3,640	6,709	(45.7)%
General and administrative	3,105	2,073	49.8%	5,982	3,873	54.5%

Total operating expenses	$4,145	$6,100	(32.0)%	$10,158	$13,865	(26.7)%

Novoste continues to balance staffing needs with the business volume generated by the VBT business and to support the completion of the ONI merger and other public company activities. At the end of the first quarter of 2004, Novoste implemented a reduction in force, eliminating 84 positions across all functions. This reduction lowered annual operating costs by approximately $6,000,000. As part of this plan, through the second quarter of 2004, approximately 77 of the individuals left Novoste, with the remaining individuals leaving during the third quarter. The decline in revenue has continued, necessitating further reductions. As part of the wind-down plan announced in February 2005, approximately 50 additional positions were eliminated in the first quarter 2005 and an additional 25 positions were eliminated during the second quarter. Employment termination costs of $1,640,000 and $ 4,041,000 were recorded for the second quarter and the six months ended June 30, 2005, respectively. Of these expenses, $221,000 and 599,000 for the second quarter and the six months ended June 30, 2005, respectively, related to manufacturing personnel that are included with cost of sales, with the balance included in operating expenses.

The 87% decrease in research and development expenses for the second quarter and the 84% for the first six months of 2005, compared to the same period of the prior year, is in the area of clinical trials and product development. All clinical trials and product development activity have been discontinued and the only activity is post- procedure monitoring. The internal product development staff was released with the reduction in force in March 2004, and development efforts using outside firms have been suspended. The only costs being incurred for this area is nominal expenses related to post-trial evaluations and related regulatory matters. We expect costs in this area to decline as the monitoring of closed clinical trials is completed.

The 71% and 46% decrease in sales and marketing expense for the second quarter and six months ended June 30, 2005, respectively, compared to the same period of the prior year, is due to reduced sales and marketing personnel, and to significantly lower variable expenses related to lower revenues, principally commissions and travel expenses. All sales and marketing positions in the U.S. were eliminated in February 2005.

The 50% and 55% increase during the second quarter and first six months of 2005, respectively, compared to the same period of the prior year, for general and administrative expenses is due to employment termination costs (see Note 15 to the unaudited consolidated financial statements) and professional fees associated with the ONI transaction and the potential sale of the VBT assets.

Other Income and Expenses

Other income for the second quarter of 2005 was $161,000 compared to $116,000 for the same period in the prior year. Income for the first six months of 2005 was $325,000 compared to $162,000 for the same period in the prior year. The net increase arose primarily from slightly higher interest rates and a shift to slightly longer maturities, which enjoy higher returns.

Net Loss

Net loss consisted of the following (in thousands, except per share amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	Increase (decrease)	2005	2004	Increase (decrease)
Net loss	$(2,580)	$(3,771)	$1,191	$(9,135)	$(8,385)	$(750)
Net loss per share - Basic and Diluted	$(0.16)	$(0.23)	$0.07	$(0.56)	$(0.51)	$(0.05)
Weighted average shares outstanding - Basic and Diluted	16,335	16,331		16,335	16,331

The reduction in net loss for the second quarter ended June 30, 2005 resulted from the elimination of depreciation and amortization expense along with the lower overhead cost structure resulting from the cost reduction initiatives implemented in earlier periods, and that are ongoing. During execution of the wind-down plan, we expect to continue to incur net losses. The increase in net loss of $0.05 per share for the six months ended June 30, 2005, compared to the same period of 2004, was the net result of significantly lower revenues, the accrual of the remaining minimum purchase commitments due to AEA, impact of employment termination costs and other expenses related to the evaluation of strategic alternatives and the wind-down of

LIQUIDITY AND CAPITAL RESOURCES

Operating

Net cash provided by (used in) operating activities consisted of the following (in thousands):

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(9,135)	$(8,385)
Depreciation and amortization of property, equipment and intangibles	—	1,433
Amortization of capitalized disposal costs	91	66
Depreciation of radiation and transfer devices	—	2,113
Other non cash items	55	(90)
Net change in operating assets and liabilities	1,785	290

Net cash used in operating activities	$(7,204)	$(4,573)

The net loss in the first six months of 2005 consumed $7,204,000 of cash to fund operating activities. This compares to $4,573,000 of cash used in the same period of 2004. Cash was consumed as a result of significantly lower revenues, the impact of employment termination costs, and other expenses related to the evaluation of strategic alternatives and the wind-down of the VBT business. The changes in operating assets and liabilities are consistent with the decline in business volume. Depreciation of property and equipment has been eliminated as all assets are considered to be impaired and held for sale. Included in the change in operating assets for the first six months of 2005 was $1,154, 000 generated from a reduction in receivables, compared to $2,196,000 for the same period of 2004. Receivables are being collected faster than they are replaced by declining billing. Inventory declined due to the suspension of production in the face of declining demand, and increase of inventory reserves associated with surplus materials. Accrued liabilities increased $1,482,000 due to significant accruals for the AEA obligation and wind-down expenses incurred but not paid. Offsetting funds generated were reductions of accounts payables of $801,000 and $793,000 for the six months ended June 30, 2005, and 2004, respectively. Unearned revenue related to the billing of service agreements (see Note 7 to the unaudited consolidated financial statements) decreased by $1,204,000 in the first six months of 2005, due to the declining VBT activity, with fewer customers renewing leases for extended terms.

Investing

Net cash provided by (used in) investing activities consisted of the following (in thousands):

	Six Months Ended June 30,
	2005	2004
Cash flows from investing activities:
Maturity/sale of short-term investments	$10,582	$5,619
Purchase of short-term investments	(1,283)	(6,409)
Sale (purchase) of property and equipment, net	42	(410)
Purchase of intangibles	—	(2,500)
Purchase of radiation and transfer devices	—	(1,085)
Issuance of note receivable	(3,000)	—

Net cash provided by investing activities	$6,341	$(4,785)

Investments have been liquidated to fund losses in operations, ONI related transaction costs, and expenses incurred in connection with the wind-down. No cash was used to purchase property and equipment in the six months ended June 30, 2005, as compared to the same period of 2004, primarily due to lower revenue and the implementation of the wind-down plan. Also, no cash was used to purchase radiation source trains and transfer devices compared to the same period in the prior year due to the declining vascular brachytherapy business. This decrease in purchases is due to the existence of radiation source train inventory levels that will be adequate to meet the needs of Novoste for the foreseeable future. On May 18, 2005, Novoste entered into a definitive merger agreement with ONI. In connection with this agreement, Novoste loaned ONI $3,000,000. Principal and interest are payable November 18, 2006 (See note 19 to the unaudited consolidated financial statements).

Financing

During the quarters ended June 30, 2005 and 2004, respectively, Novoste had no proceeds from the issuance of its common stock as a result of option exercises. For the six months ended June 30, 2005, Novoste had no proceeds compared to $15,000 to the same period of 2004 when employees exercised stock options.

In August 2001, Novoste obtained a $10 million revolving line of credit, which was extended by agreement from time to time. On May 27, 2004, Novoste replaced previous borrowing arrangements with a one-year agreement, which provided a $5,000,000 revolving line of credit and the availability of letters of credit. On December 22, 2004, in view of declining business needs, Novoste terminated the borrowing agreement with the financial institution and no obligations related to the agreement exist at June 30, 2005. At June 30, 2005, Novoste had $75,000 in an outstanding letter of credit, which is secured by a certificate of deposit.

Commitments

At June 30, 2005, Novoste had commitments to purchase $2,151,000 of products and services, primarily arising from contractual obligations related to radiation production stand-by fees and decommissioning of the radiation production facility. Of this amount, $1,882,000 has already been recorded as an accrued expense as of June 30, 2005. The decline in commitments compared to $5,578,000 at June 30, 2004, is consistent with the trend of our contracting business that requires less replacement of inventories and radiation devices and settlement of other obligations, such as Bebig (see below).

On October 14, 1999, Novoste signed a development and manufacturing supply agreement with AEA for a source of radioactive supply and for the development of a smaller diameter radiation source. The agreement provided for the construction of a production line that was placed into service in October 2002. In addition, the agreement provides for joint ownership of all intellectual property arising from the development work and requires that AEA manufacture vascular brachytherapy sources only for Novoste. The agreement contains minimum payment obligations, which Novoste has accrued $1,324,000 as of June 30, 2005 and expensed in cost of sales, due to the determination that the remaining contractual payments will not likely result in any economic benefit to Novoste (see Note 14 to unaudited consolidated financial statements). On March 9, 2005, Novoste provided the required notification to terminate the contract eighteen months prior to expiration of the agreement, in September 2006. At the termination of this agreement, Novoste is obligated for the expense of decommissioning the production facility. These expected costs have been capitalized and are being expensed in cost of sales in accordance with SFAS 143, Accounting for Asset Retirement Obligations.

On June 20, 2001, Novoste amended its manufacturing and supply agreement with Bebig Isotopen-und Medizintechnik GmbH (Bebig), a German corporation, to manufacture and supply Novoste with radioactive sealed Strontium-90 seed trains. During each calendar year of the four-year contract, Novoste guaranteed minimum annual payments to Bebig of varying amounts over the term of the agreement and provided for decommission expense of the production facility. All product purchases are credited against the annual guaranteed payment. At June 30, 2005, all purchase and decommissioning obligations have been satisfied. The term of this agreement ended on June 19, 2005.

Novoste has entered into a license agreement with a physician pursuant to which he is entitled to receive a royalty on the net sales of the Beta-Cath™ System (excluding consideration paid for the radioactive isotope), subject to a maximum aggregate payment of $5,000,000. Royalty fees earned by the physician were $12,000 and $54,000 for the three months ended June 30, 2005 and 2004, respectively and $34,000 and $123,000 for the six months ended June 30, 2005 and 2004, respectively. Earned royalties are paid within 60 days following the end of the quarter. As of June 30, 2005, an aggregate amount of $2,197,000 has been earned under the license agreement. These amounts are expensed as costs of sales.

On January 30, 1996, Novoste entered into a license agreement whereby Emory University assigned its claim to certain technology to Novoste for royalties based on net sales (as defined in the agreement) of products derived from such technology, subject to certain minimum royalties. After the first commercial sale of royalty bearing products by Novoste, which occurred in 1998, minimum royalties were due to Emory University in the following amounts: year 2 after the first commercial sale—$10,000; year 3—$15,000; year 4—$25,000; and years 5-10, $50,000 per year. The royalty agreement term is consistent with the life of the related patent and applies to assignments of the patent technology to a third party. Royalty fees earned by Emory University were $31,000 and $117,000 for the three months ended June 30, 2005 and June 30, 2004 respectively, and $91,000 and $259,000 for the six months ended June 30, 2005 and 2004, respectively. These costs have been expensed as cost of sales. Earned royalties are paid within 60 days following the end of the quarter.

On April 22, 2004, Novoste signed an asset purchase agreement with Guidant pursuant to which Novoste acquired information regarding Guidant’s vascular brachytherapy business, including the customer list of Guidant in the United States and Canada. Novoste paid the sum of $2,500,000 to Guidant at the signing of the transaction and has agreed to pay 5% on its net sales of all vascular brachytherapy products in the U.S. and Canada, up to an additional payment of $4,000,000 (see Note 8 to unaudited consolidated financial statements). Under this agreement, Guidant has earned $53,000 and $44,000 for the three months ended June 30, 2005 and 2004, respectively, and $151,000 and $44,000 for the six months ended June 30, 2005 and 2004, respectively. These amounts are expensed as cost of sales. As of June 30, 2005, an aggregate amount of $377,000 has been earned since the execution of the contract.

Novoste has made commitments to the approximately 25 employees who remain at June 30, 2005, to manage the wind-down of the VBT business and to complete the ONI transaction (see Note 15 to the unaudited consolidated financial statements). The commitments are for severance pay, outplacement assistance and retention incentives and approximate $2,368,000.

On July 15, 2005, Novoste deposited $3,409,000 to fund the Novoste Corporation Executive Rabbi Trust (the “Executive Trust”) and $641,000 to fund the Novoste Corporation Employee Rabbi Trust (the “Employee Trust,” and collectively with the Executive Trust, the “Trusts”). Under the Trust Agreements, the Trusts become irrevocable automatically upon the occurrence of a change of control or potential change of control of the Company. Once irrevocable, the Trusts will not terminate until the date on which participants and their beneficiaries are no longer entitled to benefits pursuant to the terms of the Plans and all liabilities have been satisfied or July 15, 2006 if no change of control of Novoste has occurred by such date (see Note 20 to the unaudited consolidated financial statements).

Novoste’s board of directors has determined that completion of the proposed ONI merger will constitute a change of control of Novoste. As a result, completion of the merger will result in change of control payments being due to current or former executive officers, and other select key employees, of Novoste.

On July 15, 2005, the committee of Novoste’s board of directors responsible for administering the Trusts determined that a potential change of control of Novoste has occurred as a result of Novoste entering into the merger agreement with ONI.

Liquidity

Novoste’s principal source of liquidity at June 30, 2005, consisted of cash, cash equivalents and short-term investments of $18,782,000, compared to $29,060,000 at December 31, 2004. Of this amount, $75,000 is restricted due to the collateralizing a letter of credit due to expire September 15, 2005. In addition, subsequent to June 30, 2005, the company funded two Rabbi Trusts with $4,050,000 for incentive compensation to officers and other employees related to the wind-down and the ONI transaction. During the remainder of 2005, except for the restricted cash described above, Novoste expects to allocate resources to implement the VBT wind-down plan including funding contractual obligations, and advisory services including accounting and legal matters related to executing the transaction with ONI and on-going efforts to liquidate the VBT business. We expect that our existing cash reserves will be sufficient to fund any cash used by operations and to meet our liquidity and spending needs at least through the end of the wind-down plan, sometime in late 2005.

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

On February 22, 2005, we announced that our board of directors had determined that our vascular brachytherapy, or VBT, business, which is our only business line, is no longer viable and, as a result, the board had authorized a staged wind-down of our business. On that date, we also announced that, pursuant to the first stage of our wind-down plan, we would reduce our U.S. workforce in the first quarter of 2005 by 52 employees, from 81 employees. Additionally, we notified all 16 of our employees outside of the U.S. that they would be terminated in accordance with their contracts and the relevant country’s employment regulations in an effort to further reduce our costs. We currently have 26 employees, 2 of whom are employed outside the U.S. Our board determined that this decision was necessary to preserve our cash resources and arose as a result of the continuing decline in revenue for our VBT products.

As previously disclosed, we have been actively seeking new product opportunities, as well as a merger, business combination or other disposition of our business or assets, due to the continuing challenges facing our VBT business. As part of our ongoing review of potential options, we retained an investment banking and strategic advisor, Asanté Partners, in April 2004, to assist us in our efforts to identify and implement strategic and financial alternatives. On May 18, 2005, we entered into a merger agreement with ONI Medical Systems, Inc. If the merger is not completed, we will need to consider other alternatives, which could include liquidation and dissolution.

If we were to liquidate and dissolve, we cannot predict when or if we would be able to make a distribution to our shareholders. However, if one or more cash distributions were made after dissolution, we expect that the amount distributed after dissolution would be significantly lower than prices at which our common stock has traded in the recent past, and there can be no assurance that the amount would equal the prices at which our common stock may trade in the future. Any distributions after dissolution would be reduced by cash expenditures during the staged wind-down of our business, by expenses incurred in pursuing the merger with ONI and other strategic alternatives, and by the ultimate amounts paid in settlement of our liabilities. Before authorizing any distribution to shareholders after dissolution, our board of directors would be required to make adequate provision to satisfy known and unknown claims against us, and our liability for those claims may extend for a substantial period of time in the future. As a result, there can be no assurance that we would have sufficient cash available to make any distributions to shareholders after dissolution. If we were to have sufficient remaining cash to make distributions, a substantial period may elapse after dissolution before we would be able to make any such distribution to shareholders, and such distribution, if any, may be made in more than one installment over an extended period of time.

If our merger with ONI is not completed, we will have no continuing business operations.

Our board of directors has authorized the staged wind-down of our VBT business, which is our only business line. We are currently implementing the wind-down, which we expect to complete before the end of the 2005. Should our proposed merger with ONI Medical Systems, Inc. not be completed, we will have no ongoing business operations and our board of directors will need to consider other alternatives, including liquidation and dissolution.

Difficulties efficiently implementing our staged wind-down of business operations could reduce the amount of our remaining corporate assets.

Our board has authorized the staged wind-down of our VBT business to preserve our cash resources. During the wind-down of our business, we will need to negotiate the orderly extinguishment of our obligations to creditors. Effectively implementing the wind-down of our business will depend on our ability to maximize the consideration we receive for our assets, minimize the amount we must expend to settle our debts and other liabilities, minimize our contingent liabilities, minimize our operating expenses during the wind-down process and expedite the wind-down process. If we are unable to efficiently implement the wind-down of our business, our corporate assets may be further depleted.

If the merger with ONI is not completed and we were to liquidate and dissolve, any cash amount distributed to shareholders could be significantly lower than prices at which our common stock has traded in the recent past.

If the merger with ONI is not completed and we were to liquidate and dissolve, we cannot predict when, or if, we would be able to make a distribution to our shareholders. However, if one or more cash distributions were made after dissolution, we expect that the amount distributed could be significantly lower than some prices at which our common stock has traded in the recent past, and there can be no assurance that such amount, if any, would equal the prices at which our common stock could trade in the future.

If we liquidate and dissolve and have assets available to distribute to shareholders, our board will need to make provision for the satisfaction of all of our known and unknown liabilities, which could substantially delay or limit our ability to make any distribution to shareholders.

If we liquidate and dissolve, our board of directors will be required to make adequate provision to satisfy our liabilities, including known and unknown claims against us, before authorizing any distributions to shareholders after dissolution. The process of accounting for our liabilities, including those that are presently unknown, may involve difficult valuation decisions, which could adversely impact the board’s ability to make any such distribution after dissolution in a timely manner. Substantial time may be required for us to determine the extent of our liabilities to known and unknown third party creditors and claimants. Furthermore, pursuant to the Florida Business Corporations Act, we may be liable for known and unknown claims for a substantial period of time in the future. As a result, there can be no assurance that we would have sufficient cash available to make any distributions to shareholders after dissolution. If we were to have sufficient remaining cash, a substantial period may elapse after dissolution before we would be able to make any such distribution to shareholders, and such distribution, if any, may be made in more than one installment over an extended period of time.

If we make one or more distributions after dissolution, our shareholders could be liable to the extent of distributions received if contingent reserves are insufficient to satisfy our liabilities.

In the event of our liquidation and dissolution, if we fail to create an adequate contingency reserve for payment of our expenses and liabilities, each shareholder receiving a distribution after dissolution could be held liable for the payment to creditors of such shareholder’s pro rata portion of any shortfall, limited to the amounts previously received by the shareholder in distributions from Novoste.

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

We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934 even though compliance with such reporting requirements is economically burdensome. If the merger with ONI is not completed and we were to liquidate and dissolve, then in order to curtail such expenses, after filing our certificate of dissolution upon shareholder approval of a plan of liquidation, we might seek relief from the SEC for a substantial portion of the periodic reporting requirements under that Act. There can be no assurance that we would be able to obtain such relief.

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

We currently have extremely limited personnel resources. During 2004, we engaged in a restructuring of our management organization and significantly reduced our work force. In February 2005, we announced that we were reducing our remaining United States workforce in the first quarter of 2005 by 52 employees, from 81 employees, and terminating the 16 employees we had outside the U.S. in accordance with their contracts and the relevant country’s employment regulations. We currently have 26 employees, 2 of whom are employed outside the U.S. If the merger with ONI is not completed, it may be difficult for us to efficiently implement the staged wind-down of our business.

We are highly dependent on key management personnel.

We are currently highly dependent on the principal members of our management staff, particularly our President and Chief Executive Officer, Chief Financial Officer and General Counsel. As a result of the staged wind-down of our business, it may be difficult for us to provide adequate incentives for these employees to remain employed with us. The loss of any of these employees could cause a material adverse effect on our ability to efficiently implement the staged wind-down of our business.

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

At June 30, 2005, Novoste had $18,103,000 in cash and cash equivalents with a weighted average interest rate of 3.0% and $679,000 in available-for-sale investments with a weighted average interest rate of 2.3%. With $18,103,000 in cash and cash equivalents having less than 90 days to maturity, and the balance of the portfolio investments that are in a stable investment rate environment, we believe the risk to principal associated with an increase in interest rates is minimal.

Foreign Currency Risk

International revenues from Novoste’s foreign direct sales and distributor sales comprised 28% and 16% of total revenues for the six-month periods ended June 30, 2005 and 2004, respectively. Sales to customers outside Europe and Canada are denominated in U.S. dollars, while European sales are denominated in Euros and British Pounds, and Canadian sales are in Canadian dollars. Novoste experienced an immaterial amount of transaction gains and losses for the three months ended June 30, 2005 Novoste is also exposed to foreign exchange rate fluctuations as the financial results of its Dutch, Belgian, German and French subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The net effect of foreign exchange rate fluctuations on Novoste during the six months ended June 30, 2005 was not material.

At June 30, 2005, Novoste’s total future purchase commitments include $1,882,000 denominated in Euros. Some of these purchase obligations extend to 2006, and the actual settlement amount may be different from the amount presented, which is based on the conversion rate of 1.2066 USD to 1 Euro at June 30, 2005.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
2.1	Merger Agreement, dated May 18, 2005 by and among Novoste Corporation, ONIA Acquisition Corp. and ONI Medical Systems, Inc. (1)

3.1	Amended and Restated Articles of Incorporation of Registrant, filed with the Department of State of the State of Florida on May 28, 1996. (2)

3.2(a)	First Amendment to Amended and Restated Articles of Incorporation of Registrant filed with the Department of State of the State of Florida on November 1, 1996. (3)

3.3	Fourth Amended and Restated By-Laws of Registrant dated August 17 2004. (4)

4.1	Form of Specimen Common Stock Certificate of Registrant. (5)

4.17(a)	Amended and Restated Rights Agreement, dated as of July 29, 1999, between Novoste Corporation and American Stock Transfer and Trust Company, which includes as Exhibit B thereto the Form of Right Certificate. (6)

4.17(b)	Amended and Restated Summary of Rights to Purchase Preferred Shares of Novoste Corporation. (6)

4.20	Registration Rights Agreement dated as of March 28, 2000 by and between Novoste Corporation and the investors listed on the signature pages thereto. (7)

10.1	Promissory Note of ONI Medical Systems, Inc., dated May 18, 2005 (1)

10.2	Stock Purchase Warrant of ONI Medical Systems, Inc., dated May 18, 2005 (8)

10.3	Novoste Corporation Executive Rabbi Trust Agreement, as amended (9)

10.4	Novoste Corporation Employee Rabbi Trust Agreement, as amended (10)

31.1	Certification of Alfred J. Novak, Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Subhash C. Sarda, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Statements of Alfred J. Novak, Chief Executive Officer, and Subhash C. Sarda, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350. *

(1)	Filed as same numbered Exhibit to the Registrant’s Report on Form 8-K filed May 19, 2005.
(2)	Filed as same numbered Exhibit to the Registrant’s Report on Form 10-K filed on March 11, 2004.
(3)	Filed as same numbered Exhibit to the Registrant’s Report on Form 8-A filed on November 5, 1996.
(4)	Filed as same numbered Exhibit to the Registrant’s Report on Form 8-K filed on August 23, 2004.
(5)	Filed as same numbered Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-03374).
(6)	Filed as same numbered Exhibit to the Registrant’s Registration Statement on Form 8-A/A (File No. 000-20727).
(7)	Filed as same numbered Exhibit to the Registrant’s Report on Form 8-K filed April 6, 2000.
(8)	Filed as Exhibit 99.1 to the Registrant’s Report on Form 8-K filed May 19, 2005.
(9)	Filed as Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on July 21, 2005.
(10)	Filed as Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on July 21, 2005.

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NOVOSTE CORPORATION

/S/ SUBHASH C. SARDA
SUBHASH C. SARDA
Chief Financial Officer, Principal Financial and Accounting Officer

Date: August 9, 2005