Form 10-Q
period 2005-09-30
NOVOSTE CORP /FL/
filed 2005-11-09
CIK 1012131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 4, 2005 there were 4,083,721 shares of the registrant’s common stock outstanding.

NOVOSTE CORPORATION

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NOVOSTE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares data)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,565	$19,082
Restricted cash	3,988	—
Short-term investments	375	9,978
Accounts receivable, net of allowance of $151 and $125, respectively	415	1,928
Inventory, net	40	1,206
Assets held for sale	418	—
Prepaid expenses and other current assets	370	807

Total current assets	18,171	33,001
Property and equipment, net	113	700
Long-term note receivable	3,089	—
Other assets	—	1

Total assets	$21,373	$33,702

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$446	$1,511
Accrued expenses	4,639	3,823
Unearned revenue	231	1,914

Total current liabilities	5,316	7,248
Shareholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 6,250,000 shares authorized; 4,094,454 shares issued	41	41
Additional paid-in capital	187,971	188,017
Accumulated other comprehensive income	708	826
Accumulated deficit	(172,491)	(162,223)
Treasury stock, at cost, 10,733 shares	(172)	(172)
Unearned compensation	—	(35)

Total shareholders' equity	16,057	26,454

Total liabilities and shareholders' equity	$21,373	$33,702

See accompanying notes.

NOVOSTE CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$1,386	$5,952	$7,098	$18,730
Cost of sales	475	4,350	5,489	11,842
Impairment charge	—	938	—	938

Gross margin	911	664	1,609	5,950
Operating expenses:
Research and development	67	820	604	4,103
Sales and marketing	153	3,050	3,799	9,758
General and administrative	2,192	2,234	8,167	6,107

Total operating expenses	2,412	6,104	12,570	19,968

Loss from operations	(1,501)	(5,440)	(10,961)	(14,018)
Interest income	194	101	502	262
Other income	175	66	192	98

Total other income	369	167	694	360

Net loss	$(1,132)	$(5,273)	$(10,267)	$(13,658)

Net loss per share - Basic and Diluted	$(0.28)	$(1.29)	$(2.51)	$(3.35)

Weighted average shares outstanding - Basic and Diluted	4,084	4,084	4,084	4,083

See accompanying notes.

NOVOSTE CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(10,267)	$(13,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property, equipment and intangibles	—	2,311
Amortization of capitalized disposal costs	142	178
Stock based compensation expense	(12)	20
Depreciation of radiation and transfer devices	—	3,041
Impairment charge	—	938
Provision for doubtful accounts	68	(165)
Changes in assets and liabilities:
Accounts receivable	1,407	1,556
Inventory	1,150	543
Prepaid expenses and other current assets	393	(36)
Other assets	(79)	161
Accounts payable	(995)	(765)
Accrued expenses	821	(643)
Unearned revenue	(1,679)	1,556

Net cash used in operating activities	(9,051)	(4,963)
Cash flows from investing activities:
Maturity/sale of short-term investments	10,886	7,622
Purchase of short-term investments	(1,283)	(10,214)
Sale (purchase) of property and equipment, net	26	(552)
Purchase of intangibles	—	(2,500)
Purchase of radiation and transfer devices	—	(1,254)
Issuance of note receivable	(3,000)	—

Net cash provided by (used in) investing activities	6,629	(6,898)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	15

Net cash provided by financing activities	—	15
Effect of exchange rate changes on cash	(107)	(53)

Net decrease in cash and cash equivalents	(2,529)	(11,899)
Cash and equivalents at beginning of period	19,082	33,177

Cash and cash equivalents at end of period	$16,553	$21,278

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$3

See accompanying notes.

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Novoste Corporation (Novoste or the Company) and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with instructions to Article 10 of Regulation S-X. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. All normal and recurring adjustments considered necessary for a fair presentation of Novoste’s financial results and condition have been included.

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

The consolidated financial statements include the accounts of Novoste and its wholly owned subsidiaries incorporated in August 1998 in the Netherlands, in December 1998 in Belgium, in February 1999 in Germany, in January 2000 in France, in March 2002, a dedicated sales corporation incorporated in the state of Florida, and in May 2005, ONIA Acquisition Corp. Significant inter-company transactions and accounts have been eliminated.

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

On May 18, 2005, Novoste entered into a merger agreement with ONI Medical Systems, Inc., a privately held Delaware corporation (ONI). Under the terms of the merger agreement, at closing, ONIA Acquisition Corp., a wholly-owned subsidiary of Novoste that was formed in May 2005, was to merge with and into ONI, with ONI remaining as the surviving corporation and a wholly-owned subsidiary of Novoste. The merger required approval of Novoste’s shareholders. On September 26, 2005, Novoste terminated its merger agreement with ONI after Novoste’s shareholders, at the reconvened special meeting of shareholders in lieu of an annual meeting, failed to approve the issuance of shares of Novoste common stock necessary to complete the merger with ONI. All transaction expenses related to the ONI transaction incurred through September 30, 2005 were charged to expense.

Subsequent to the implementation of the wind-down of the VBT business announced in February 2005, the Company began discussions with Best Vascular, Inc. (Best Vascular) and Best Medical International, Inc. (BMI) regarding a sale of substantially all of the assets of the VBT business. On August 25, 2005, the Company entered into an asset purchase agreement to sell the VBT business to Best Vascular; however, completion of the proposed merger with ONI, which has subsequently been abandoned, was a condition to completion of the sale. As a result, the Company was unable to complete the sale of the VBT business pursuant to the original asset purchase agreement with Best Vascular and BMI.

On October 12, 2005, the Company entered into an amended and restated asset purchase agreement with Best Vascular and BMI. Under the amended and restated asset purchase agreement, Best Vascular will acquire substantially all of the assets of the VBT business in exchange for the assumption of certain liabilities related to the VBT business by Best Vascular. Such assets include the patents and other intellectual property, the inventory and equipment, furniture, records, sales materials, and various agreements and contracts in each case associated with the VBT business. The assets to be transferred and conveyed to Best Vascular do not include cash and cash equivalents and certain other assets not related to the VBT business. Pursuant to the agreement, BMI has agreed to guarantee the full and faithful performance by Best Vascular of all agreements of Best Vascular set forth in the amended and restated asset purchase agreement. The proposed sale of the VBT business is further described in Note 20 to these unaudited consolidated financial statements.

In connection with the original asset purchase agreement, Novoste, Best Vascular and BMI entered into a marketing representation agreement on August 25, 2005 pursuant to which Best Vascular will market and solicit orders for Novoste’s existing inventory of products, including the Beta-Cath™ System, in consideration of the payment to Best Vascular of $25,000 on a weekly basis. On October 12, 2005, Novoste, Best Vascular and BMI amended the marketing representation agreement to extend its term to December 31, 2005, consistent with the amended and restated asset purchase agreement.

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(continued)

Completion of the asset sale transaction contemplated by the amended and restated asset purchase agreement is conditioned, among other things, upon the approval by our shareholders of the asset sale transaction, which is required by Florida law.

On October 19, 2005, the Company received a delisting notice from NASDAQ’s listing qualifications department. The delisting notice was issued as a result of the common stock’s noncompliance with NASDAQ’s $1 minimum bid price requirements for continued listing. The delisting of the common stock has been stayed pending an oral hearing in front of a NASDAQ listing qualifications panel on November 17, 2005. To enable the common stock to regain compliance and avoid delisting, the Company implemented a one-for-four reverse stock split effective on November 4, 2005.

As a result of the reverse stock split, each four shares of common stock outstanding as of 12:01 a.m., Eastern Standard Time, on November 4, 2005, were exchanged for one share of common stock and the total number of shares outstanding was reduced from approximately 16.3 million shares to approximately 4.1 million shares.

As a result, the share and the per share computation for the current and any prior period financial statements presented have been based on the converted number of shares giving effect to such reverse stock split.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(1,132)	$(5,273)	$(10,267)	$(13,658)
Add: Total stock-based employee compensation (expense) income included in net loss	—	3	(12)	20
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(256)	(651)	(684)	(1,735)

Pro forma net loss	$(1,388)	$(5,921)	$(10,963)	$(15,373)

Loss per share (Basic and Diluted):
As reported	$(0.28)	$(1.29)	$(2.51)	$(3.35)

Pro forma	$(0.34)	$(1.45)	$(2.68)	$(3.77)

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

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(continued)

value method of accounting in APB 25, which was permitted under SFAS 123, as originally issued. The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. All public companies must use either the modified prospective or the modified retrospective transition method.

The Company previously disclosed that it planned to adopt SFAS 123(R) on July 1, 2005. Pursuant to an SEC amendment to Regulation S-X effective April 21, 2005, the revised date for adopting SFAS 123(R) is the first interim reporting period of a registrant’s first fiscal year beginning on or after June 15, 2005. As a result, the Company now plans to adopt SFAS 123(R) on January 1, 2006. As of September 30, 2005, the Company has not determined the effect that the adoption of SFAS 123(R) will have on its financial position and results of operations or the valuation method under which it will apply SFAS 123(R).

Asset Impairment

Novoste evaluates the carrying value of long-lived assets in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is determined based on the carrying value of an asset exceeding the future undiscounted net cash flow expected to be generated by the asset. If an asset is not recoverable, impairment is measured by the excess of the discounted future cash flows over the carrying value of the asset (see also Note 14 to these unaudited consolidated financial statements).

Assets Held for Sale

Following the announcement of a staged wind-down of its VBT business in February 2005, and subsequent determination as to the timing thereof, Novoste committed to a plan for the sale of certain assets in accordance with the wind-down plan. The plan includes actively identifying and seeking buyers for these assets. In accordance with the provisions of SFAS 144, assets held for sale are stated at estimated net realizable value and depreciation on these assets has been suspended (see also Note 6 to these unaudited consolidated financial statements).

Employment Termination Costs

As part of the wind-down plan, Novoste has provided financial incentives through stay bonuses and severance payments to employees to remain with the Company to complete the sale of the VBT business and to manage the wind-down. To receive the stay bonuses, they are required to remain with the Company until their initial retention period is complete and for the severance payments until employment is terminated. Novoste accounts for these termination benefits in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (see also Note 15 to these unaudited consolidated financial statements).

NOTE 3. CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

Cash equivalents are comprised of certain highly liquid investments acquired with maturities of less than three months. In addition to cash equivalents, Novoste has investments in commercial paper and other securities that are classified as short-term. All securities are considered as available-for-sale and reported at fair value, with the unrealized gains and losses reported as a component of Other Comprehensive Income (Loss) on the consolidated statements of shareholders’ equity (see Note 13 to these unaudited consolidated financial statements). The amortized cost of debt securities in this category, if significant, is adjusted for amortization and included in interest income. Declines in value judged to be other-than-temporary on available-for-sale securities, of which there were none, would be included in interest income. Realized gains and losses are included in interest income and are determined on a specific identification basis. Interest and dividends on securities classified as available-for-sale are included in interest income. At September 30, 2005, a $75,000 certificate of deposit in short-term investments is restricted as collateral for a standby letter of credit.

The restricted cash consists of funds held in two Rabbi trusts funded on July 15, 2005; Novoste funded these two Rabbi Trusts for incentive compensation deferred until the completion of the wind-down and termination of employment. On July 15, 2005, Novoste deposited $3,409,000 to fund the Novoste Corporation Executive Rabbi Trust (the Executive Trust) and $641,000 to fund the Novoste Corporation Employee Rabbi Trust (the Employee Trust, and together with the Executive Trust, the Trusts).

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(continued)

Each of the Trusts was initially established (on an unfunded and revocable basis) on May 20, 2005 pursuant to trust agreements with AST Trust Company, as trustee, which were amended on July 15, 2005 (as amended, the Trust Agreements). The Trusts were established to hold funds that the Company may be required to distribute in the future pursuant to obligations incurred under certain of the Company’s nonqualified deferred compensation plans (the Plans) and obligations that would become payable in the event of a change of control of the Company.

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

On July 15, 2005, the committee of Novoste’s board of directors responsible for administering the Trusts determined that a potential change of control of Novoste had occurred as a result of Novoste entering into the merger agreement with ONI. Under the Trust Agreements, the Trusts become irrevocable automatically upon the occurrence of a change of control or potential change of control of the Company. Once irrevocable, the Trusts will not terminate until the date on which participants and their beneficiaries are no longer entitled to benefits pursuant to the terms of the Plans and all liabilities have been satisfied or July 15, 2006 if no change of control of Novoste has occurred by such date. The Trusts have made payments of $89,000 during the quarter ended September 30, 2005.

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2005 and December 31, 2004 include receivables due from product sales and amounts due under lease and maintenance or service agreements with customers relating to radiation and transfer devices (see Note 7 to these unaudited consolidated financial statements). The carrying amounts reported in the consolidated balance sheets for accounts receivable approximate their fair value. Management records estimates of expected credit losses based on periodic credit evaluations of its customers’ financial condition.

Accounts receivable is comprised of the following (in thousands):

	September 30, 2005	December 31, 2004
Accounts receivable, gross	$566	$2,053
Less: Provision for doubtful accounts	(151)	(125)

Accounts receivable, net	$415	$1,928

There were no significant concentrations of credit risk at September 30, 2005.

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(continued)

NOTE 5. INVENTORIES

Inventories are stated at the lower of cost or market value on a first-in, first-out (FIFO) basis and are comprised of the following (in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$1,938	$1,922
Work in process	76	133
Finished goods	490	871

Inventory, gross	2,504	2,926
Less: Inventory reserve	(2,464)	(1,720)

Inventory, net	$40	$1,206

An inventory reserve is established based on expected usage up to the sale of the VBT business. In this regard, all inventory in excess of estimated sales and service requirements is fully reserved.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following (in thousands):

	September 30, 2005	December 31, 2004
Furniture and fixtures	$612	$791
Office equipment	1,898	1,979
Laboratory equipment	540	553
Leasehold improvements	542	542
Production equipment	4,729	5,092

Property and equipment, gross	8,321	8,957
Less: Accumulated depreciation and amortization	(7,790)	(8,257)
Less: Assets held for sale	(418)	—

Property and equipment, net	$113	$700

Included in the property, plant and equipment is disposal cost of approximately $113,000, which is capitalized in accordance with SFAS 143, Accounting for Asset Retirement Obligations and relates to the Company’s obligation for decommissioning the radiation source train production facility.

During the fourth quarter of 2004, Novoste recorded an impairment charge to reflect the reduced carrying value of all long-term assets that support the VBT business (see Note 14 to these unaudited consolidated financial statements).

Assets Held For Sale

Following the February 2005 announcement of a staged wind-down of the Company’s VBT business and subsequent determination as to the timing thereof, the Company committed to a plan to sell certain assets in accordance with the terms of the wind-down plan. Based on the provisions of SFAS 144, the Company determined that these assets met the criteria for classification as held for sale at September 30, 2005. Assets held for sale at September 30, 2005 are comprised of property and equipment and are included in the unaudited consolidated balance sheet at estimated net realizable value of $418,000.

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(continued)

NOTE 7. RADIATION AND TRANSFER DEVICES

Novoste retains ownership of the radiation source trains (RSTs) and transfer devices (TDs). Depreciation of the costs of these assets is taken over the estimated economic life using the straight-line method and is recorded in cost of sales. Depreciation begins at the time the Beta-Cath™ System is placed into service. Novoste classifies the annual agreements with Novoste’s customers to license the use of radiation and transfer devices as operating leases. Income is recognized ratably over the length of the agreement. At September 30, 2005, unearned revenue under these agreements was approximately $231,000 compared to $1,914,000 at December 31, 2004.

Radiation and transfer devices, stated at cost net of impairment, less accumulated depreciation, are comprised of the following (in thousands):

	September 30, 2005	December 31, 2004
Radiation and transfer devices, gross	$10,104	$14,977
Less: Accumulated depreciation	(10,104)	(14,977)

Radiation and transfer devices, net	$—	$—

During the quarter ended December 31, 2004, Novoste concluded that these assets were fully impaired and recorded an impairment charge bringing their net book value to zero. During the nine months ended September 30, 2005, approximately 1,238 of the RSTs and TDs, with an acquired cost net of impairment of $4,873,000, were decommissioned because they had no foreseeable use. These assets were fully depreciated; thus, there was no effect on net loss for the quarter or nine months ended September 30, 2005.

NOTE 8. OTHER ASSETS

At September 30, 2005 other assets consist mainly of license agreements and other intangibles. On April 22, 2004, Novoste signed an asset purchase agreement with Guidant Corporation pursuant to which Novoste acquired information regarding Guidant’s vascular brachytherapy business, including the customer list of Guidant in the United States and Canada. Under the terms of the agreement, during a six-month transition period beginning on April 22, 2004, Guidant and Novoste cooperated jointly to transition the Guidant customers to Novoste products for any customer that wished to continue vascular brachytherapy. Guidant discontinued its vascular brachytherapy business in the United States and Canada over the six-month period. Additionally, Guidant agreed to not compete in the vascular brachytherapy market in the United States and Canada for a period of five years. Novoste paid the sum of $2,500,000 to Guidant at the signing of the transaction and agreed to pay Guidant an additional 5% on net sales to customers on the Guidant customer list that transitioned to Novoste’s products for a period of six months after April 22, 2004. After this six-month transition period, Novoste pays an additional 5% on all U.S. and Canadian net sales of Novoste vascular brachytherapy products up to a maximum of $4,000,000. The initial payment was being amortized over twenty-four months. During the quarter ended December 31, 2004, Novoste concluded that these assets were fully impaired and recorded an impairment charge bringing the net book value to zero. No amortization expense was recorded for the nine months ended September 30, 2005.

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(continued)

NOTE 9. ACCRUED EXPENSES

Significant items of accrued expenses are as follows (in thousands):

	September 30, 2005	December 31, 2004
Salaries, wages and benefits	$1,981	$1,216
Purchase commitments	1,042	—
Radiation and disposals	562	891
Operating expenses and royalties	102	433
Professional fees	824	892
Clinical trials	65	205
Due to customers	11	104
Sales and use taxes	52	82

	$4,639	$3,823

The accrued purchase commitments in the table above represent the present value of minimum payment obligations under a current supply contract (see Note 14 to these unaudited consolidated financial statements).

NOTE 10. LINE OF CREDIT

In August 2001, the Company obtained a $10,000,000 revolving line of credit, which was extended by agreement from time to time. On May 27, 2004, Novoste replaced previous borrowing arrangements with a one-year agreement, which provided a $5,000,000 revolving line of credit and the availability of letters of credit. On December 27, 2004, in view of declining business needs, Novoste terminated the borrowing agreement with the financial institution and no obligations related to the agreement exist at September 30, 2005. At September 30, 2005, the Company had $75,000 in an outstanding letter of credit, which is secured by a certificate of deposit. The letter of credit expired on October 17, 2005.

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

The following is a summary of selected financial information by reportable segment (in thousands).

As of, and for the three months ended, September 30, 2005 and 2004;

	United States	Rest of World	Consolidated
Net sales
2005	$1,199	$187	$1,386
2004	5,163	789	5,952

	United States	Rest of World	Consolidated
Net loss
2005	$(1,258)	$126	$(1,132)
2004	(5,095)	(178)	(5,273)

	United States	Rest of World	Consolidated
Long-lived assets
2005	$3,202	$—	$3,202
2004	10,662	532	11,194

	United States	Rest of World	Consolidated
Total assets
2005	$20,953	$420	$21,373
2004	45,320	2,517	47,837

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(continued)

As of, and for the nine months ended, September 30, 2005 and 2004 (in thousands);

	United States	Rest of World	Consolidated
Net sales
2005	$5,317	$1,781	$7,098
2004	15,953	2,777	18,730

	United States	Rest of World	Consolidated
Net loss
2005	$(10,122)	$(145)	$(10,267)
2004	(13,178)	(480)	(13,658)

	United States	Rest of World	Consolidated
Long-lived assets
2005	$3,202	$—	$3,202
2004	10,662	532	11,194

	United States	Rest of World	Consolidated
Total assets
2005	$20,953	$420	$21,373
2004	45,320	2,517	47,837

Novoste’s total assets outside of the United States consist principally of cash and cash equivalents and accounts receivable.

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(continued)

NOTE 12. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and the nine months ended September 30, 2005 and 2004 (in thousands, except per-share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net loss	$(1,132)	$(5,273)	$(10,267)	$(13,658)
Denominator:
Weighted-average shares outstanding	4,084	4,084	4,084	4,083

Net loss per share:
Basic and Diluted	$(0.28)	$(1.29)	$(2.51)	$(3.35)

The basic and diluted loss per share is computed based on the weighted average number of common shares outstanding. Weighted average shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options. For the calculation of the nine months ended September 30, 2005 and 2004, all stock options, representing approximately 490,000 and 839,000 shares of Novoste common stock, respectively, were excluded, as they would be anti-dilutive. Of these, approximately 490,000 and 629,000 shares had an exercise price higher than the average price of Novoste’s common stock for the nine-month periods ended September 30, 2005 and 2004, respectively. On November 4, 2005, the Company effected a one-for-four reverse split of its outstanding common stock (see Note 20 to these unaudited consolidated financial statements).

NOTE 13. SHAREHOLDERS’ EQUITY

Changes in shareholders’ equity consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Shareholders’ equity at beginning of period	$17,187	$44,766	$26,454	$53,244
Proceeds from exercise of stock options	—	—	—	7
Proceeds from Employee Stock Purchase Plan	—	—	—	8
Amortization of unearned compensation	—	5	—	40
Revaluation of variable stock awards	—	—	—	(4)
Cancellation of unvested Restricted Stock Awards and compensation charge options	—	(2)	(7)	(21)
Amortization of fair market value of stock options to non-employees	—	—	(5)	6
Comprehensive income:
Unrealized gain (loss) on held-for-sale securities	3	(1)	9	(15)
Translation adjustment	(1)	42	(127)	(70)
Net loss	(1,132)	(5,273)	(10,267)	(13,658)

Total comprehensive loss	(1,130)	(5,232)	(10,385)	(13,743)

Shareholders’ equity at end of period	$16,057	$39,537	$16,057	$39,537

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(continued)

NOTE 14. IMPAIRMENT AND OTHER CHARGES

During the third quarter of 2004, Novoste suspended production of radiation source trains at its supplier, AEA Technology-QSA, GmbH (AEA). This suspension was due to the existence of radiation source train inventory levels that were determined to be adequate to meet the needs of Novoste for the foreseeable future. This situation was due to (a) the reduction in the number of vascular brachytherapy sites and procedures as a result of the declining vascular brachytherapy market, and (b) fewer replacements of 3.5F radiation source trains than expected. As a result of the suspension and continued declines in the Company’s current and projected future revenues and cash flows, Novoste assessed the recoverability of carrying value of the Company’s long-lived assets in relationship to the expected undiscounted cash flows to be generated from revenues. Based on this evaluation, Novoste concluded that the value of the AEA plant was no longer fully recoverable and recorded an impairment charge.

During the fourth quarter of 2004, the Company updated an economic study regarding the value of all long-lived assets supporting the VBT business. The impairment analysis was based on expected future net cash flows to be generated by the assets during their remaining service lives, using undiscounted cash flows. Because the Company only had one product line, all enterprise-wide, long-lived assets were included. The study concluded that the assets were impaired, and the carrying value of all long-lived assets was reduced and expensed in the functions where the assets were used. At December 31, 2004, all of the specialized assets relating to the Beta-Cath™ product line were considered to have zero fair value due to their specialized nature and lack of alternative uses. Other equipment, which is more versatile in nature, was reduced to estimated net realizable value.

In connection with changes in the Company’s forecasted needs for radiation source trains resulting from the timing of the staged wind-down of the Company’s VBT business, it is unlikely that additional radiation source trains will be purchased during the remaining life of the supply contract with AEA, which expires in September 2006. Under the agreement, Novoste is obligated to make minimum payments through the end of the contract. Given that Novoste will most likely not receive future economic benefit from these required payments, the Company accrued the present value of these estimated contractual payments, which originally aggregated approximately $1,324,000 and was included in cost of sales for the three months ended March 31, 2005. Novoste makes periodic payments to AEA under this obligation. The adjusted for foreign exchange balance of this obligation net of payments is estimated by Novoste at $1,042,000 as of September 30, 2005. AEA disputes the Novoste estimate of the minimum contractual liability and the decommissioning estimate as recorded in the Novoste financial statements as of September 30, 2005 and has further notified Novoste that it believes an additional amount is owed by Novoste to AEA under the above agreements. Novoste disagrees with AEA’s request for such additional payments and vigorously opposes any assertions of liability. The AEA commitments and the dispute between the parties are further described in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

NOTE 15. EMPLOYMENT TERMINATION COSTS

On February 22, 2005, Novoste announced that its board of directors had determined that its VBT business, which is its only business line, is no longer viable and, as a result, had authorized a staged wind-down of the business. The staged wind-down plan was determined necessary to maximize the value of Novoste’s remaining assets. The total of personnel related termination costs, which consist of severance pay, outplacement assistance and retention incentives, is expected to aggregate approximately $4,514,000 through the execution of the wind-down plan, which is expected to be completed in early 2006. Approximately $343,000 of these costs relate to personnel in Europe with the remaining costs applicable to U.S. operations.

During the three months ended September 30, 2005, the Company incurred approximately $387,000 of termination costs related to the termination of approximately 5 employees and to prorated termination costs related to the 20 employees who remained with the Company as of September 30, 2005.

During the nine months ended September 30, 2005, the Company incurred approximately $4,428,000 of termination costs related to the termination of approximately 80 employees and pro rated termination costs related to the 20 employees who remained with the Company as of September 30, 2005. The costs associated with these employees are included within their natural financial classifications in the unaudited consolidated statement of operations for the nine months ended September 30, 2005, with approximately $720,000 related to cost of sales and the balance in operating expense.

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(continued)

Previously, in March 2004, Novoste announced a reduction in force, eliminating 84 positions, to align Novoste’s staffing with current market conditions. The remaining seven employees involved in the reduction in force left Novoste during the three months ended September 30, 2004.

Termination cost activity consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Liability at beginning of period	$1,926	$10	$—	$—
Incurred and expensed	387	20	4,428	686
Paid and settled	(515)	(20)	(2,630)	(676)

Liability at end of period (included with accrued salaries)	$1,798	$10	$1,798	$10

NOTE 16. RELATED PARTY TRANSACTIONS

On December 23, 2002, the Company signed a distribution agreement with Orbus Medical Technologies, Inc. (Orbus), a manufacturer of cardiology products. The Company’s President and Chief Executive Officer, Mr. Alfred J. Novak, was previously the Chairman of Orbus.

In February 2005, Novoste and Orbus mutually agreed to terminate the distribution agreement. Orbus paid Novoste $346,000 and assumed $36,000 in obligations to repurchase inventory, refund an unused deposit and reimburse Novoste for market development expenses. Novoste ceased distributing Orbus product by the end of the first quarter of 2005 and all inventory was returned. Included in accounts payable as of September 30, 2005 is $53,000 due to Orbus relating to the final settlement for termination of the Company’s contract with Orbus.

Novoste had no net sales of these products in the quarter ended September 30, 2005, compared to $69,000 in the quarter ended September 30, 2004. Novoste had net sales of $37,000 and $312,000 from this product line for the nine months ended September 30, 2005 and 2004, respectively.

NOTE 17. LIQUIDATION OF EUROPEAN SUBSIDIARIES

In connection with the Company’s staged wind-down of its VBT business, on April 14, 2005, Novoste’s German subsidiary, Novoste GmbH, initiated a voluntary dissolution of the corporation. The company began orderly liquidation and must add the suffix “i.L.” to all letters, correspondence and business transactions. European operations accounted for approximately 25% of revenue for the nine months ended September 30, 2005, compared to approximately 15% for the same period last year as a result of a more rapid sales decline in the U.S. market. Novoste is continuing to proceed with dissolution of the remaining European subsidiaries. The dissolution of the remaining European subsidiaries is not expected to have a significant impact on the Company’s future financial position or results of operations.

NOTE 18. TERMINATION OF PROPOSED MERGER WITH ONI MEDICAL SYSTEMS, INC.

On May 18, 2005, Novoste entered into a merger agreement with ONI. The merger required approval of Novoste’s shareholders. On September 26, 2005, Novoste terminated its merger agreement with ONI after Novoste’s shareholders, at the reconvened special meeting of shareholders in lieu of an annual meeting, failed to approve the issuance of shares of Novoste common stock necessary to complete the merger with ONI.

NOTE 19. LONG TERM NOTE RECEIVABLE

Concurrent with the execution of the ONI merger agreement, Novoste extended to ONI an 18-month senior unsecured loan in the principal amount of $3,000,000, bearing interest at a rate of 8% per year. Principal and interest on the loan will be due in November 2006.

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(continued)

In connection with the $3,000,000 loan, ONI granted to Novoste a warrant to purchase up to 2,325,581 shares of ONI Series A preferred stock (which is convertible into ONI common stock), at an exercise price of $1.29 per share, which expires November 18, 2006. The warrant is currently exercisable either by paying cash or by surrendering the promissory note that evidences the loan. No warrants have been exercised as of September 30, 2005.

NOTE 20. SUBSEQUENT EVENTS

Proposed Sale of VBT Business

In February 2005, the Company announced that its board of directors had determined that the VBT business, the only business line, was no longer viable and, as a result, the board had authorized a staged wind-down of the business. Subsequent to the implementation of the wind-down, the Company began discussions with Best Vascular and BMI regarding a sale of substantially all of the assets of the VBT business. On August 25, 2005, we entered into an asset purchase agreement to sell the VBT business to Best Vascular; however, completion of the proposed merger with ONI, which has subsequently been abandoned, was a condition to completion of the sale. As a result, the Company was unable to complete the sale of the VBT business pursuant to the original asset purchase agreement with Best Vascular and BMI.

On October 12, 2005, the Company entered into an amended and restated asset purchase agreement with Best Vascular and BMI. Under the amended and restated asset purchase agreement, Best Vascular will acquire substantially all of the assets of the VBT business in exchange for the assumption of certain liabilities related to the VBT business by Best Vascular. Such assets include the patents and other intellectual property, the inventory and equipment, furniture, records, sales materials, and various agreements and contracts in each case associated with the VBT business. The assets to be transferred and conveyed to Best Vascular do not include cash and cash equivalents and certain other assets not related to the VBT business. Pursuant to the agreement, BMI has agreed to guarantee the full and faithful performance by Best Vascular of all agreements of Best Vascular set forth in the amended and restated asset purchase agreement.

The consideration for the sale of the assets by us to Best Vascular is the assumption by Best Vascular of the liabilities described below. In addition, if at the time of the closing, the Company has not resolved certain patent infringement lawsuits filed against us by Calmedica, LLC pending in the United States District Court for the Northern District of Georgia and the United States District Court for the Northern District of Illinois, the Company is required at closing to make a cash payment of $350,000 to Best Vascular and Best Vascular will assume all liabilities arising after the closing from this litigation, including the obligations to pay ongoing legal fees and expenses associated with the litigation.

At the closing, Best Vascular also will assume, among others, the following of Novoste’s liabilities:

•	liabilities incurred or arising before or after closing under the supply agreement, dated October 14, 1999, with AEA, such as penalties under the minimum purchase requirements and obligations to decontaminate and decommission equipment (excluding certain payments previously made by Novoste to AEA prior to September 30, 2005 and future payments by Novoste to AEA in an aggregate amount not exceeding $320,000 depending on when the closing occurs);

•	liabilities incurred or arising after the closing under certain royalty agreements between Novoste and various third parties;

•	liabilities arising after the closing for utility payment obligations with respect to Novoste’s leased facilities at 4350 International Boulevard, Norcross, Georgia; and

•	liabilities arising after the closing from the use or ownership of the VBT business assets.

In addition, Best Vascular will acquire the Company’s accounts receivable and assume the trade accounts payable related to the VBT business at the closing, subject to a reconciliation and true-up procedure requiring either a payment by Best Vascular to the Company if the accounts receivable are greater than the trade accounts payable or a payment by the Company to Best Vascular if the accounts receivable are less than the trade accounts payable. BMI has agreed to guarantee the full and faithful performance by Best Vascular to assume the liabilities being transferred pursuant to the amended and restated asset purchase agreement.

NOVOSTE CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(continued)

Completion of the sale contemplated by the amended and restated asset purchase agreement is conditioned, among other things, upon the approval by the Company’s shareholders of the asset sale transaction, which is required by Florida law.

In connection with the original asset purchase agreement, Novoste, Best Vascular and BMI entered into a marketing representation agreement on August 25, 2005 pursuant to which Best Vascular will market and solicit orders for Novoste’s existing inventory of products, including the Beta-Cath™ System, in consideration of the payment to Best Vascular of $25,000 on a weekly basis. On October 12, 2005 Novoste, Best Vascular and BMI amended the marketing representation agreement to extend its term to December 31, 2005, consistent with the amended and restated asset purchase agreement.

Receipt of NASDAQ Delisting Notice and Implementation of Reverse Stock Split

On October 19, 2005, the Company received a delisting notice from NASDAQ’s listing qualifications department. The delisting notice was issued as a result of the common stock’s noncompliance with NASDAQ’s $1 minimum bid price requirements for continued listing. The delisting of the common stock has been stayed pending an oral hearing in front of a NASDAQ listing qualifications panel on November 17, 2005. To enable the common stock to regain compliance and avoid delisting, the Company implemented a one-for-four reverse stock split effective on November 4, 2005.

As a result of the reverse stock split, each four shares of common stock outstanding as of 12:01 a.m., Eastern Standard Time, on November 4, 2005, were exchanged for one share of common stock and the total number of shares outstanding was reduced from approximately 16.3 million shares to approximately 4.1 million shares. We currently expect that Novoste’s common stock will be able to regain compliance with NASDAQ’s listing requirements and avoid delisting, however, there can be no assurance that the NASDAQ listing qualifications panel will grant Novoste’s common stock continued listing after November 17, 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-Q, “Novoste,” “the Company,” “we,” “us” and “our” refer to Novoste Corporation. Novoste®, Beta-Cath™, and the Novoste® logo are trademarks of Novoste.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The forward-looking statements in this Form 10-Q are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Our operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. Statements in this Form 10-Q which are not strictly historical statements, including, without limitation, statements regarding management’s expectations regarding the staged wind-down of our VBT products business, the proposed sale of substantially all of the assets of our VBT business to Best Vascular, matters related to the listing and potential delisting of our common stock, future strategic alternatives, if any, possible liquidation and dissolution and future revenues from the sale of our VBT products, as well as statements regarding our strategy and plans, constitute forward-looking statements that involve risks and uncertainties. In some cases these forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expect,” “project,” “predict,” “potential” or the negative of these words or comparable words. The factors listed under “Certain Factors Which May Affect Future Results” in this Form 10-Q, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon our business, financial condition, and results of operations. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future global events or otherwise. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made.

TERMINATION OF PROPOSED MERGER WITH ONI MEDICAL SYSTEMS, INC.

On May 18, 2005, Novoste entered into a merger agreement with ONI. The merger required approval of Novoste’s shareholders. On September 26, 2005, Novoste Corporation terminated its merger agreement with ONI after Novoste’s shareholders, at the reconvened special meeting of shareholders in lieu of an annual meeting, failed to approve the issuance of shares of Novoste common stock necessary to complete the merger with ONI.

PROPOSED SALE OF VBT BUSINESS

In February 2005, we announced that our board of directors had determined that our VBT business, our only business line, was no longer viable and, as a result, the board had authorized a staged wind-down of the business. Subsequent to the implementation of the wind-down, we began discussions with Best Vascular and Best Medical International, Inc. (BMI) regarding a sale of substantially all of the assets of the VBT business. On August 25, 2005, we entered into an asset purchase agreement to sell our VBT business to Best Vascular; however, completion of our proposed merger with ONI, which has subsequently been abandoned, was a condition to completion of the sale. As a result, we were unable to complete the sale of the VBT business pursuant to our original asset purchase agreement with Best Vascular and BMI.

On October 12, 2005, we entered into an amended and restated asset purchase agreement with Best Vascular and BMI. Under the amended and restated asset purchase agreement, Best Vascular will acquire substantially all of the assets of our VBT business in exchange for the assumption of certain liabilities related to the VBT business by Best Vascular. Such assets include the patents and other intellectual property, the inventory and equipment, furniture, records, sales materials, and various agreements and contracts in each case associated with our VBT business. The assets to be transferred and conveyed to Best Vascular do not include cash and cash equivalents and certain other assets not related to our VBT business. Pursuant to the agreement, BMI has agreed to guarantee the full and faithful performance by Best Vascular of all agreements of Best Vascular set forth in the amended and restated asset purchase agreement.

The consideration for the sale of the assets by us to Best Vascular is the assumption by Best Vascular of our liabilities described below. In addition, if at the time of the closing, we have not resolved those certain patent infringement lawsuits filed against us by Calmedica, LLC pending in the United States District Court for the Northern District of Georgia and the United States District Court for the Northern District of Illinois, we are required at closing to make a cash payment of $350,000 to Best Vascular and Best Vascular will assume all liabilities arising after the closing from this litigation, including the obligations to pay ongoing legal fees and expenses associated with the litigation.

At the closing, Best Vascular also will assume, among others, the following of our liabilities:

•	liabilities incurred or arising before or after closing under our supply agreement, dated October 14, 1999, with AEA, such as penalties under the minimum purchase requirements and obligations to decontaminate and decommission equipment (excluding certain payments previously made by us to AEA prior to September 30, 2005 and future payments by us to AEA in an aggregate amount not exceeding $320,000 depending on when the closing occurs);

•	liabilities incurred or arising after the closing under certain royalty agreements between us and various third parties;

•	liabilities arising after the closing for utility payment obligations with respect to our leased facilities at 4350 International Boulevard, Norcross, Georgia; and

•	liabilities arising after the closing from the use or ownership of the VBT business assets.

In addition, Best Vascular will acquire our accounts receivable and assume the trade accounts payable of us related to our VBT business at the closing, subject to a reconciliation and true-up procedure requiring either a payment by Best Vascular to us if the accounts receivable are greater than the trade accounts payable or a payment by us to Best Vascular if the accounts receivable are less than the trade accounts payable. BMI has agreed to guarantee the full and faithful performance by Best Vascular to assume the liabilities being transferred pursuant to the amended and restated asset purchase agreement.

Completion of the sale contemplated by the amended and restated asset purchase agreement is conditioned, among other things, upon the approval by our shareholders of the asset sale transaction, which is required by Florida law.

In connection with the original asset purchase agreement, Novoste, Best Vascular and BMI entered into a marketing representation agreement on August 25, 2005 pursuant to which Best Vascular will market and solicit orders for Novoste’s existing inventory of products, including the Beta-Cath™ System, in consideration of the payment to Best Vascular of $25,000 on a weekly basis. On October 12, 2005, Novoste, Best Vascular and BMI amended the marketing representation agreement to extend its term to December 31, 2005, consistent with the amended and restated asset purchase agreement.

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

Novoste uses distributors in countries where the distributors’ experience and knowledge of local radiation and medical device regulatory issues is considered beneficial by Novoste’s management. Under the distributor arrangements, there are generally no purchase commitments and no provisions for cancellation of purchases. Novoste or the distributor may cancel the distributor agreements at any time. As part of the staged wind-down, such agreements have been terminated and as of September 30, 2005 no such distribution agreements remained in force. On August 25, 2005, in connection with the proposed sale of substantially all of the assets of our VBT business to Best Vascular, Novoste entered into a marketing representation agreement with Best Vascular and BMI. See “Proposed Sale of VBT Business.”

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

During the fourth quarter of 2004, the Company updated an economic study regarding the value of all long-lived assets supporting the VBT business. The impairment analysis was based on expected future net cash flows to be generated by the assets during their remaining service lives, using undiscounted cash flows. Because the Company only has one product line, all enterprise-wide, long-lived assets were included. The study concluded that the assets were impaired, and the carrying value of all long-lived assets was reduced and expensed in the functions where the assets were used. At December 31, 2004, all of the specialized assets relating to the Beta-Cath™ product line were considered to have zero fair value due to their specialized nature and lack of alternative uses. Property and equipment that is more versatile in nature was reduced to estimated net realizable value. At September 30, 2005, the carrying value of all long-lived assets is recorded at their estimated net realizable value.

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

Employment Termination Costs

As part of the wind-down plan, Novoste has provided financial incentives through stay bonuses and severance payments to employees to remain with the Company to complete the sale of the VBT business and to manage the wind-down. To receive the stay bonuses, they are required to remain with the Company until their initial retention period is complete and for the severance payments until employment is terminated. Novoste accounts for these termination benefits in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (see also Note 15 to the unaudited consolidated financial statements).

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

Allowance for Doubtful Accounts

Novoste maintains allowances for doubtful accounts for the estimated losses resulting from the inability of our customers to make required payments. Most of the Company’s customers are hospitals located in the U.S.; however, some are distributors of our products in foreign countries or hospitals located in Europe. The amount recorded in the allowances is based primarily on management’s evaluation of the financial condition of the customers. If the financial condition of any of the customers deteriorates, additional allowances may be required. Actual losses from uncollectible accounts are charged against the allowance when it is determined that the account cannot be collected.

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

RESULTS OF OPERATIONS

Overview

Sales of VBT products continued to decline during the third quarter of 2005. We believe that this trend is the result of the ongoing success of drug-eluting stents, which were introduced in 2003, in treating in-stent restenosis, the market served by Novoste’s Beta-Cath™ system. We also believe that the wind-down announced on February 22, 2005 has dampened customer demand for the Company’s products due to uncertainty of continued supply.

During the third quarter, Novoste continued the staged wind-down of the VBT business, which was announced during the first quarter to preserve the Company’s cash resources while potential options were evaluated. In addition to the approximately 50 people who left Novoste during the first quarter, approximately 25 more positions were eliminated during the second quarter, and five more during the third quarter. Further reductions in employees and other cost reduction measures are being implemented on a regular basis.

The net loss for the quarter was $1,132,000 on revenues of $1,386,000. The loss in the quarter includes a charge of $387,000 for employment termination costs and $720,000 for professional services related to the transactions with ONI and Best Vascular. Offsetting these charges is a favorable effect on cost of sales from the elimination of depreciation and amortization expense due to reductions and write-offs of capitalized assets resulting from impairments and other write-downs recorded in 2004. We expect continued losses as the Company’s operations wind-down and as our revenues continue to decline.

On May 18, 2005, we entered into a definitive merger agreement with ONI. All transaction related expenses that have been incurred through September 30, 2005 have been charged to expense. On September 26, 2005, we terminated the merger agreement with ONI after the Company’s shareholders, at a reconvened special meeting of shareholders in lieu of an annual meeting, failed to approve the issuance of shares of our common stock necessary to complete the merger with ONI.

Subsequent to the implementation of the wind-down of the VBT business announced in February 2005, we began discussions with Best Vascular and BMI regarding a sale of substantially all of the assets of our VBT business. On August 25, 2005, Novoste entered into an asset purchase agreement to sell substantially all assets related to the VBT business to Best Vascular. On October 12, 2005, we entered into an amended and restated asset purchase agreement with Best Vascular and BMI. Under the amended and restated asset purchase agreement, Best Vascular will acquire substantially all of the assets of our VBT business assets in exchange for the assumption of certain liabilities related to the VBT business by Best Vascular. Such assets include the patents and other intellectual property, the inventory and equipment, furniture, records, sales materials, and various agreements and contracts in each case associated with our VBT business. The assets to be transferred and conveyed to Best Vascular do not include cash and cash equivalent and certain other assets not related to our VBT business. Pursuant to the agreement, BMI has agreed to guarantee the full and faithful performance by Best Vascular of all agreements of Best Vascular set forth in the amended and restated asset purchase agreement. Completion of this sale is subject to the approval by our shareholders

Net Sales and Gross Margin

Net sales and gross margin consisted of the following (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Increase (decrease)	2005	2004	Increase (decrease)
Net sales:
United States	$1,199	$5,163	(76.8)%	$5,317	$15,953	(66.7)%
Rest of World	187	789	(76.3)%	1,781	2,777	(35.9)%

Total net sales	1,386	5,952	(76.7)%	7,098	18,730	(62.1)%
Cost of sales	475	4,350	(89.1)%	5,489	11,842	(53.6)%
Impairment charge	—	938	(100.0)%	—	938	(100.0)%

Gross margin	$911	$664	37.2%	$1,609	$5,950	(73.0)%

Net sales decreased by $4,566,000 or 77% in the third quarter and by $11,632,000, or 62% in the first nine months from the same periods in the prior year. We believe that this decrease is due to the continuing effectiveness of drug-coated stents in reducing in-stent restenosis, which has decreased the demand for Novoste’s products, and due to our announced wind-down. The completion of the Guidant transaction in the second quarter of 2004 had a continuing positive effect on the third quarter of 2005. Revenue recognition from service contracts for radiation devices increased to $678,000 from $599,000, a 13% increase above the third quarter of 2004 due to the conversion to the Novoste Beta-Cath™ System of former Guidant customers, and existing customers who paid for service contracts. The first nine-month period of 2005 also enjoyed an increase of $1,920,000 from $1,065,000, a 180% jump in radiation revenue compared to the same period of the prior year. However, the effect of the wind-down, begun in the first quarter, is reflected in lower radiation revenues for the third quarter, with radiation revenue only 65% of second quarter levels, declining to $678,000 from $1,046,000 in the second quarter.

Catheter revenue for the third quarter ended September 30, 2005 declined to $708,000 from $5,282,000, an 87% drop from the same period in the prior year as the volume of VBT procedures declined due to the success of drug-coated stents. The sale of our bare metal stent product line in Europe as a vehicle to stimulate VBT revenues has been disappointing, and the agreement to distribute stents was terminated in March 2005. As a result, no sales of stents occurred during the third quarter, compared to sales of $69,000 for the third quarter of 2004. Likewise, revenues from stents were only $37,000, compared to $312,000 for the nine months ended September 30, 2005 and 2004, respectively. As part of the wind-down plan, Novoste began orderly liquidation of its European subsidiaries during the second quarter of 2005. This is a significant reason why sales in Rest of World declined 76% compared to the same quarter last year and declined 63% compared to the quarter ended June 30, 2005. We expect revenue from all sources to decline as the wind-down continues.

In the quarter ended September 30, 2005, cost of sales decreased approximately 89% from the same period of the prior year due to the significant reduction in revenues and the corresponding reduction of costs variable to sales. In addition, many of the fixed costs present in 2004 have been eliminated. During the fourth quarter of 2004, Novoste recorded an impairment charge, which reduced all long-lived assets to net realizable value (see Note 14 to the unaudited consolidated financial statements). This action has a favorable effect on cost of sales, eliminating approximately $1,375,000 of depreciation and amortization cost per quarter. For the nine months ended September 30, 2005, cost of sales declined only 54% due to higher expense for inventory reserves for product and service parts not needed during the wind-down, of approximately $330,000, and the recording of the minimum purchase obligation payments to AEA of approximately $1,265,000.

Adjusted for the impairment charge of $938,000 in the three months ended September 30, 2004, the 43% decline in gross margin for the third quarter of 2005 was a result of the revenue decline coupled with the elimination of depreciation and amortization associated with long-lived assets, which are now fully expensed as a result of the impairment charges, and the cost reductions associated with the wind-down plan being implemented. Similarly, adjusted for the impairment charge of $938,000 in the nine months ended September 30, 2004, the 77% decline in gross margin for the nine month period ended September 30, 2005 was the result of lower revenues and the elimination of the fixed costs for depreciation and amortization; however, these reductions were offset by higher than normal inventory reserves and minimum purchase commitments relating to the decision to wind-down the VBT business.

Operating Expenses

Operating expenses consisted of the following (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Increase (decrease)	2005	2004	Increase (decrease)
Operating expenses:
Research and development	$67	$820	(91.8)%	$604	$4,103	(85.3)%
Sales and marketing	153	3,050	(95.0)%	3,799	9,758	(61.1)%
General and administrative	2,192	2,234	(1.9)%	8,167	6,107	33.7%

Total operating expenses	$2,412	$6,104	(60.5)%	$12,570	$19,968	(37.0)%

Novoste continues to balance staffing needs with the business volume generated by the VBT business and to support the completion of a strategic solution, such as the terminated ONI transaction, and now the sale of the VBT business to Best Vascular, plus other activities associated with the Company’s financial reporting obligations. At the end of the first quarter of 2004, Novoste implemented a reduction in force, eliminating 84 positions across all functions. This reduction lowered annual operating costs by approximately $6,000,000. As part of this plan, through the second quarter of 2004, approximately 77 of the individuals left Novoste, with the remaining individuals leaving during the third quarter. The decline in revenue has continued, necessitating further reductions. As part of the wind-down plan which was announced in February 2005, approximately 50 positions were eliminated in the first quarter of 2005, 25 positions were eliminated during the second quarter, and 5 more positions were eliminated during the third quarter of 2005. Employment termination costs of $387,000 and $4,428,000 were recorded for the third quarter and the nine months ended September 30, 2005, respectively. Of these expenses, $121,000 and $720,000 for the third quarter and the nine months ended September 30, 2005, respectively, related to manufacturing personnel that are included with cost of sales, with the balance included in operating expenses.

The 92% decrease in research and development expenses for the third quarter and the 85% decrease for the first nine months of 2005, compared to the same period of the prior year, is in the area of clinical trials and product development. All clinical trials and product development activity have been discontinued except for the required post approval monitoring. The internal product development staff were released with the reduction in force in March 2004, and development efforts using outside firms have been discontinued. We expect costs in this area to decline as the monitoring of closed clinical trials is completed.

The 95% and 61% decrease in sales and marketing expense for the third quarter and nine months ended September 30, 2005, respectively, compared to the same period of the prior year, is due to reduced sales and marketing personnel, and to significantly lower variable expenses related to lower revenues. In the third quarter ended September 30, 2005, the decrease of 95% was offset by $135,000 in marketing related payments to Best Vascular (see Note 20 to the unaudited consolidated financial statements). All sales and marketing positions in the U.S. were eliminated in February 2005, and all field personnel in Europe were eliminated by June 2005.

The 2% decline in general and administrative expenses in the third quarter of 2005 compared to the third quarter of 2004 is due to lower personnel costs offset by higher professional fees. The 34% increase during the first nine months of 2005, compared to the same period of the prior year, for general and administrative expenses, is due to employment termination costs (see Note 15 to the unaudited consolidated financial statements), professional fees associated with the ONI transaction, and the expenses related to the potential sale of the VBT business to Best Vascular.

Other Income and Expenses

Other income for the third quarter of 2005 was $369,000 compared to $167,000 for the same period in the prior year. Income for the first nine months of 2005 was $694,000 compared to $360,000 for the same period in the prior year. The net increase arose primarily from a higher interest rate environment and the sale of various assets.

Net Loss

Net loss consisted of the following (in thousands, except per share amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Increase (decrease)	2005	2004	Increase (decrease)
Net loss	$(1,132)	$(5,273)	$4,141	$(10,267)	$(13,658)	$3,391
Net loss per share - Basic and Diluted	$(0.28)	$(1.29)	$1.01	$(2.51)	$(3.35)	$0.84
Weighted average shares outstanding - Basic and Diluted	4,084	4,084		4,084	4,083

The reduction in net loss for the third quarter ended September 30, 2005 resulted from the elimination of depreciation and amortization expense along with the lower overhead cost structure resulting from the cost reduction initiatives implemented in earlier periods, and that are ongoing. During execution of the wind-down plan, we expect to continue to incur net losses. The decline in net loss of $0.84 per share for the nine months ended September 30, 2005, compared to the same period of 2004, was the net result of the above mentioned cost reductions in the third quarter of 2005 offset by significantly lower revenues, the accrual of the remaining minimum purchase commitments due to AEA, impact of employment termination costs and other expenses related to the evaluation of strategic alternatives and the wind-down of operations.

LIQUIDITY AND CAPITAL RESOURCES

Operating

Net cash provided by (used in) operating activities consisted of the following (in thousands):

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(10,267)	$(13,658)
Depreciation and amortization of property, equipment and intangibles	—	2,311
Amortization of capitalized disposal costs	142	178
Depreciation of radiation and transfer devices	—	3,041
Impairment charge	—	938
Other non cash items	56	(145)
Net change in operating assets and liabilities	1,018	2,372

Net cash used in operating activities	$(9,051)	$(4,963)

The net loss in the first nine months of 2005 consumed $9,051,000 of cash to fund operating activities. This compares to $4,963,000 of cash used in the same period of 2004. Cash was consumed as a result of significantly lower revenues, the impact of employment termination costs, and other expenses related to the evaluation of strategic alternatives and the wind-down of the VBT business. The changes in operating assets and liabilities are consistent with the decline in business volume. Depreciation of property and equipment has been eliminated as all assets are considered to be impaired and held for sale. Included in the change in operating assets for the first nine months of 2005 was $1,407,000 generated from a reduction in receivables, compared to $1,556,000 for the same period of 2004. With revenue declining, receivables are being collected faster than they are replaced by billings. Inventory declined due to the suspension of production in the face of declining demand, and increase of inventory reserves associated with surplus materials. Accrued liabilities increased $821,000 due to significant accruals for the AEA obligation and wind-down expenses incurred but not paid, compared to a reduction of $643,000 in the prior year mainly due to settlement of liabilities for clinical trial expenses. Offsetting funds generated were reductions of accounts payables of $995,000 and $765,000 for the nine months ended September 30, 2005, and 2004, respectively. Unearned revenue related to the billing of service agreements (see Note 7 to the unaudited consolidated financial statements) decreased by $1,679,000 in the first nine months of 2005, due to the declining VBT activity, with fewer customers renewing service contracts for extended terms. The increase in unearned revenue in 2004 was due to the agreement with Guidant in April 2004, which spurred a renewal of service contracts that spanned several periods.

Investing

Net cash provided by (used in) investing activities consisted of the following (in thousands):

	Nine Months Ended September 30,
	2005	2004
Cash flows from investing activities:
Maturity/sale of short-term investments	$10,886	$7,622
Purchase of short-term investments	(1,283)	(10,214)
Sale (purchase) of property and equipment, net	26	(552)
Purchase of intangibles	—	(2,500)
Purchase of radiation and transfer devices	—	(1,254)
Issuance of note receivable	(3,000)	—

Net cash provided by (used in) investing activities	$6,629	$(6,898)

Investments have been liquidated to fund losses in operations, professional fees related to the ONI and Best Vascular transactions, and expenses incurred in connection with the wind-down. No cash was used to purchase property and equipment in the nine months ended September 30, 2005, as compared to the same period of 2004, when funds were expended to consolidate facilities. Also, no cash was used to purchase radiation source trains and transfer devices compared to the same period in the prior year due to the declining vascular brachytherapy business. This decrease in purchases is due to the existence of radiation source train inventory levels that will be adequate to meet the needs of Novoste for the foreseeable future. As part of the wind-down plan, some assets have been sold, generating proceeds of $26,000. On May 18, 2005, Novoste entered into a merger agreement with ONI. In connection with this agreement, Novoste loaned ONI $3,000,000. Principal and interest are payable November 18, 2006 (See Note 19 to the unaudited consolidated financial statements). While the merger was not approved by Novoste shareholders and the merger agreement has been terminated, the loan remains in place until the maturity date of November 18, 2006.

Financing

During the quarters ended September 30, 2005 and 2004, respectively, Novoste had no proceeds from the issuance of its common stock as a result of option exercises. For the nine months ended September 30, 2005, Novoste had no proceeds compared to $15,000 for the same period of 2004 when employees exercised stock options.

In August 2001, Novoste obtained a $10 million revolving line of credit, which was extended by agreement from time to time. On May 27, 2004, Novoste replaced previous borrowing arrangements with a one-year agreement, which provided a $5,000,000 revolving line of credit and the availability of letters of credit. On December 27, 2004, in view of declining business needs, Novoste terminated the borrowing agreement with the financial institution, and no obligations related to the agreement exist at September 30, 2005. At September 30, 2005, Novoste had $75,000 in an outstanding letter of credit, which is secured by a certificate of deposit. The letter of credit expired on October 17, 2005.

Commitments

At September 30, 2005, Novoste had commitments to purchase $1,915,000 of products and services, primarily arising from contractual obligations related to radiation production stand-by fees and decommissioning of the radiation production facility. Of this amount, $1,603,000 has already been recorded as an accrued expense as of September 30, 2005. The decline in commitments compared to $3,863,000 at September 30, 2004, is consistent with the trend of our contracting business that requires less replacement of inventories and radiation devices and settlement of other obligations, such as our manufacturing and supply agreement with Bebig (as described below).

On October 14, 1999, Novoste signed a development and manufacturing supply agreement with AEA for a source of radioactive supply and for the development of a smaller diameter radiation source. The agreement provided for the construction of a production line that was placed into service in October 2002. In addition, the agreement provides for joint ownership of all intellectual property arising from the development work and requires that AEA manufacture vascular brachytherapy sources only for Novoste. The agreement contains minimum payment obligations. During the second quarter of 2005, Novoste determined that the remaining contractual payments will not likely result in any economic benefit and accrued as a liability the estimated present value of these payments, or $1,324,000, which was expensed in cost of sales (see Note 14 to the unaudited consolidated financial statements). The liability is being liquidated according to the schedule established at the inception of the current agreement. On March 9, 2005, Novoste provided the required notification to terminate the contract eighteen months prior to expiration of the agreement, in September 2006. At the termination of this agreement, Novoste is obligated for the expense of decommissioning the production facility. These expected costs have been capitalized and are being expensed in cost of sales in accordance with SFAS 143, Accounting for Asset Retirement Obligations. AEA disputes the Novoste estimate of the minimum contractual liability and the decommissioning estimate as recorded in the Novoste financial statements as of September 30, 2005 and has further notified Novoste that it believes an additional $1,500,000 is owed by Novoste to AEA under the above agreements. Novoste disagrees with AEA’s request for such additional payments and vigorously opposes any assertions of liability.

On June 20, 2001, Novoste amended its manufacturing and supply agreement with Bebig Isotopen-und Medizintechnik GmbH (Bebig), a German corporation, to manufacture and supply Novoste with radioactive sealed Strontium-90 seed trains. During each calendar year of the four-year contract, Novoste guaranteed minimum annual payments to Bebig of varying amounts over the term of the agreement and provided for decommission expense of the production facility. All product purchases are credited against the annual guaranteed payment. The term of this agreement ended on June 19, 2005. At September 30, 2005, all purchase and decommissioning obligations had been satisfied.

On January 31, 1996, Novoste entered into a license agreement with a physician pursuant to which he is entitled to receive a royalty on the net sales of the Beta-Cath™ System (excluding consideration paid for the radioactive isotope), subject to a maximum aggregate payment of $5,000,000. Royalty fees earned by the physician were $7,000 and $53,000 for the three months ended September 30, 2005 and 2004, respectively and $42,000 and $176,000 for the nine months ended September 30, 2005 and 2004, respectively. Earned royalties are paid within 60 days following the end of the quarter. As of September 30, 2005, an aggregate amount of $2,204,000 has been earned under the license agreement. These amounts are expensed as costs of sales.

On January 30, 1996, Novoste entered into a license agreement whereby Emory University assigned its claim to certain technology to Novoste for royalties based on net sales (as defined in the license agreement) of products derived from such technology, subject to certain minimum royalties. After the first commercial sale of royalty bearing products by Novoste, which occurred in 1998, minimum royalties were due to Emory University in the following amounts: year 2 after the first commercial sale—$10,000; year 3—$15,000; year 4—$25,000; and years 5-10, $50,000 per year. The royalty agreement term is consistent with the life of the related patent and applies to assignments of the patent technology to a third party. Royalty fees earned by Emory University were $18,000 and $124,000 for the three months ended September 30, 2005 and September 30, 2004, respectively, and $109,000 and $383,000 for the nine months ended September 30, 2005 and 2004, respectively. These costs have been expensed as cost of sales. Earned royalties are paid within 60 days following the end of the quarter.

On April 22, 2004, Novoste signed an asset purchase agreement with Guidant pursuant to which Novoste acquired information regarding Guidant’s vascular brachytherapy business, including the customer list of Guidant in the United States and Canada. Novoste paid the sum of $2,500,000 to Guidant at the signing of the transaction and has agreed to pay 5% on its net sales of all vascular brachytherapy products in the U.S. and Canada, up to an additional payment of $4,000,000 (see Note 8 to the unaudited consolidated financial statements). Under this agreement, Guidant has earned $37,000 and $72,000 for the three months ended September 30, 2005 and 2004, respectively, and $187,000 and $85,000 for the nine months ended September 30, 2005 and 2004, respectively. These amounts are expensed as cost of sales. As of September 30, 2005, an aggregate amount of $414,000 has been earned since the execution of the contract. Additionally, Guidant agreed to not compete in the vascular brachytherapy market in the United States and Canada for a period of five years.

As part of the sale of substantially all of the assets of the VBT business, Best Vascular will assume the liabilities associated with all the contracts and licensing agreements described above.

Novoste has made certain commitments to the approximately 20 employees who remain at September 30, 2005 for purposes of managing the wind-down of the VBT business and completing the Best Vascular transaction (see Note 15 to the unaudited consolidated financial statements). The commitments are for severance pay, outplacement assistance and retention incentives and approximate $1,884,000, of which $1,798,000 is accrued in the financial statements as of September 30, 2005.

On July 15, 2005, Novoste deposited $3,409,000 to fund the Executive Trust and $641,000 to fund the Employee Trust. On July 15, 2005, the committee of Novoste’s board of directors responsible for administering the Trusts determined that a potential change of control of Novoste had occurred as a result of Novoste entering into the merger agreement with ONI. Under the Trust Agreements, the Trusts become irrevocable automatically upon the occurrence of a change of control or potential change of control of the Company. Once irrevocable, the Trusts will not terminate until the date on which participants and their beneficiaries are no longer entitled to benefits pursuant to the terms of the Plans and all liabilities have been satisfied or July 15, 2006 if no change of control of Novoste has occurred by such date (see Note 3 to the unaudited consolidated financial statements).

Liquidity

Novoste’s principal source of liquidity at September 30, 2005, consisted of cash, cash equivalents and short-term investments of $16,928,000, compared to $29,060,000 at December 31, 2004. Of this amount, as of September 30, 2005, $75,000 was restricted due to collateralizing a letter of credit which letter of credit subsequently expired on October 17, 2005. In addition, in July 2005, the Company funded the Trusts with $4,050,000 for incentive compensation to officers and other employees related to the wind-down and the change of control anticipated with the ONI transaction. Approximately $3,988,000 remains in the Trusts at September 30, 2005. During the fourth quarter of 2005, except for the restricted cash described above, Novoste expects to allocate resources to implement the VBT wind-down plan including funding contractual obligations, and advisory services for accounting and legal matters related to completing the transaction with Best Vascular, on-going efforts to identify other transactions or liquidate the remaining assets following the sale of the VBT business. We expect that our existing cash reserves will be sufficient to fund any cash used by operations and to meet our liquidity and spending needs at least through the end of the wind-down plan, sometime in 2006.

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

Risks Related to the Asset Sale Transaction

We cannot be sure if or when the asset sale transaction will be completed.

The consummation of the asset sale transaction with Best Vascular and BMI is subject to the satisfaction of various conditions, including the approval of the asset sale transaction by our shareholders and the receipt of various regulatory approvals. We cannot guarantee that we have satisfied or will be able to satisfy the closing conditions set forth in the amended and restated asset purchase agreement. If we are unable to satisfy the closing conditions, Best Vascular and BMI will not be obligated to complete the transaction.

If the asset sale transaction does not close, our board of directors, in discharging its fiduciary obligations to our shareholders and creditors, will be compelled to evaluate other alternatives, which may be less favorable to our shareholders than the asset sale transaction.

A delay in the closing of the asset sale transaction will decrease the cash available for distribution to shareholders.

We continue to experience negative cash flows from our operations. If the closing of the asset sale transaction with Best Vascular and BMI is delayed, we will continue to experience losses related to our continued operation of the VBT business until closing. This would decrease the cash remaining in the corporation for eventual distribution to shareholders or for use in connection with any future strategic deployment.

Best Vascular and BMI could default on their obligations to perform and discharge the assumed liabilities.

The amended and restated asset purchase agreement requires that Best Vascular assume specified liabilities related to the VBT business, such as liabilities incurred or arising before or after the closing under our supply agreement, dated October 14, 1999, with AEA, and if not previously resolved, liabilities incurred or arising after the closing under those certain patent infringement lawsuits filed against us by Calmedica, LLC pending in the United States District Court for the Northern District of Georgia and the United States District Court for the Northern District of Illinois. BMI has agreed to guarantee the full and faithful performance by Best Vascular of all of the obligations of Best Vascular under the amended and restated asset purchase agreement. If Best Vascular and BMI fail to perform and discharge the assumed liabilities, including circumstances in which Best Vascular and BMI do not have the financial resources to perform and discharge the assumed liabilities, then we may remain liable for the assumed liabilities which would decrease the remaining cash available for eventual distribution to shareholders or for use in connection with any future strategic deployment.

We will incur significant costs in connection with the asset sale transaction, whether or not we complete it.

We expect to incur significant costs related to the asset sale transaction. These expenses include financial advisory, legal and accounting fees and expenses, employee expenses, filing fees, printing expenses, proxy solicitation and other related charges. We may also incur additional unanticipated expenses in connection with the asset sale transaction. A portion of the costs related to the asset sale transaction, such as legal, financial advisory and accounting fees, will be incurred regardless of whether it is completed. These expenses will decrease the remaining cash available for eventual distribution to shareholders or for use in connection with any future strategic deployment.

We expect to be promptly delisted from the NASDAQ Stock Market upon completion of either the asset sale transaction or the wind down of our VBT business.

Our common stock is currently listed on the NASDAQ National Market. However, we expect that upon the completion of either the sale of our VBT business or its wind down, we will be promptly delisted from the NASDAQ National Market because we will cease to have any operating business and we will be a “shell” corporation. Upon delisting, we could attempt to list our securities on the OTC Bulletin Board; however, there can be no assurance that we would be successful in doing so. As a result, the shareholders should expect that there may be no public trading market of our common stock either upon the completion of the sale of our VBT business to Best Vascular or, if that sale is not completed, upon the wind down of our VBT business.

Recent studies have suggested that long-term health risks may result from drug-eluting stents; if future studies confirm the existence of serious health risks with drug-eluting stents, it could renew physician interest in vascular brachytherapy.

Recently several studies have indicated that there may be negative long-term health effects associated with drug-eluting stents. Such studies have shown a higher thrombosis rate, or risk of a blood clot forming, within the stent associated with drug-eluting stents when compared to bare metal stents, or BMS. The increased risk was small, approximately 0.5% higher for drug eluting stents than BMS after eighteen months of stent implantation. Based upon the number of patients reviewed, the difference shown in the studies was not statistically significant, but is nevertheless an issue that some physicians may be concerned about. However, other studies have found drug-eluting stents more favorable than BMS when all measured parameters are compared. In addition, some recent studies have also compared the effectiveness of using drug-eluting stents for instent restenosis compared to VBT and found that drug-eluting stents are more effective. Furthermore, notwithstanding the issues surrounding the possible higher risk of thrombosis with drug eluting stents, the Company believes that several technologies are being developed to reduce or eliminate this risk. Some of these technologies may be introduced to the market within a relatively short period of time.

As a result of our assessment of all data presently known, our board of directors continues to believe that our VBT business is no longer viable. However, if future studies find health risks associated with drug-eluting stents, or otherwise find VBT to be a safer and more effective treatment than treatments using drug-eluting stents, it might increase demand for VBT products.

Risks Related to Our Business and Common Stock

Upon completion of either the sale or wind down of our VBT business, we expect to have no continuing business operations.

Substantially all of our operating assets relate to our VBT business. Following the completion of either the asset sale transaction or the wind down of our VBT business, we expect to have no continuing business operations. If we do not dissolve and liquidate, we expect that upon completion of the sale or wind down of our VBT business, we would become a “shell” corporation with cash and financial assets while other potential alternatives are evaluated.

Difficulties in implementing our staged wind down of business operations could reduce the amount of our remaining corporate assets.

If the sale of our VBT business to Best Vascular is not approved by our shareholders and completed, we expect that we will continue the staged wind down of our VBT business to preserve our cash resources. During the wind down of our business, we will need to negotiate the orderly extinguishment of our obligations to creditors. Effectively implementing the wind down of our business will depend on our ability to maximize the consideration we receive for our assets, minimize the amount we must expend to settle our debts and other liabilities, minimize our contingent liabilities, minimize our operating expenses during the wind down process and expedite the wind down process. If we are unable to efficiently implement the wind down of our business, our corporate assets will likely be further depleted.

Product liability suits against us could result in expensive and time-consuming litigation and the payment of substantial damages.

The past and future sale by Novoste and use of our products could lead to the filing of product liability claims if someone were to allege that one of our products contained a design or manufacturing defect. A product liability claim could result in substantial damages and be costly and time-consuming to defend, either of which could materially harm our business or financial condition. We cannot assure that our product liability insurance would protect our assets from the financial impact of defending a product liability claim.

We have substantially reduced our workforce as part of our wind down of operations.

We currently have extremely limited personnel resources. During 2004, we engaged in a restructuring of our management organization and significantly reduced our work force. In February 2005, we announced that we were reducing our remaining United States workforce in the first quarter of 2005 by 52 employees, from 81 employees, and terminating the 16 employees we had outside the U.S. in accordance with their contracts and the relevant country’s employment regulations. We currently have 20 employees. If the asset sale transaction is not completed, it may be difficult for us to efficiently implement the staged wind down of the VBT business.

The loss of management staff could adversely impact any staged wind down.

As a result of our plans to either sell or wind down our VBT business, which is our only business line, it may be difficult for us to provide adequate incentives for these employees to remain employed with us. The loss of any of these employees could have an adverse effect on our ability to expeditiously implement the sale or staged, wind down of our VBT business and continue to operate the corporation.

We hold an unsecured promissory note of ONI Medical Systems, Inc. that may not be repaid in full or at all.

In May 2005, as an inducement to ONI to enter into a merger agreement with us, we extended a $3 million unsecured 18-month loan to ONI. Principal and interest on the loan will be due in November 2006 (unless an event of default occurs in the interim period). We terminated the merger agreement on September 26, 2005. We are currently not aware of any event of default in the promissory note agreement with ONI Medical Systems, Inc., and believe that the promissory note is collectable in full as of the date of this filing. However, there can be no assurance that ONI will be able to repay the note in November 2006 in full or at all. As a result, we could recoup little or no value for the note.

We may continue to incur the expense of complying with public company reporting requirements.

We have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act even though compliance with such reporting requirements is economically burdensome. If we dissolve and liquidate, then in order to curtail such expenses, after filing our articles of dissolution upon shareholder approval of a plan of liquidation, we might seek relief from the SEC for a substantial portion of the periodic reporting requirements under that Act. There can be no assurance that we would be able to obtain such relief.

We currently face a NASDAQ delisting proceeding.

On October 19, 2005, we received a delisting notice from NASDAQ’s listing qualifications department. The delisting notice was issued as a result of our common stock’s noncompliance with NASDAQ’s $1 minimum bid price requirements for continued listing. The delisting of our common stock has been stayed pending an oral hearing in front of a NASDAQ listing qualifications panel on November 17, 2005. To enable the common stock to regain compliance and avoid delisting, we implemented a one-for-four reverse stock split effective on November 4, 2005. As a result of the reverse stock split, we currently expect that our common stock will be able to regain compliance with NASDAQ’s listing requirements and avoid delisting; however, there can be no assurance that the NASDAQ listing qualifications panel will grant our common stock continued listing after November 17, 2005.

Risks Related to Dissolution and Liquidation

If we liquidate and dissolve and have assets available to distribute to shareholders, our board will need to make provision for the satisfaction of all of our known and unknown liabilities, which could substantially delay or limit our ability to make any distribution to shareholders.

If we liquidate and dissolve, our board of directors will be required to make adequate provision to satisfy our liabilities, including known and unknown claims against us, before authorizing any distributions to shareholders after dissolution. The process of accounting for our liabilities, including those that are presently unknown, may involve difficult valuation decisions, which could adversely impact the board’s ability to make any such distribution after dissolution in a timely manner. Substantial time may be required for us to determine the extent of our liabilities to known and unknown third party creditors and claimants. Furthermore, pursuant to the Florida Business Corporation Act, we may be liable for known and unknown claims for a substantial period of time in the future. As a result, there can be no assurance that we would have sufficient cash available to make any distributions to shareholders after dissolution. If we were to have sufficient remaining cash, a substantial period may elapse after dissolution before we would be able to make any such distribution to shareholders, and such distribution would likely be made in more than one installment over an extended period of time.

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

At September 30, 2005, Novoste had $12,565,000 in cash and cash equivalents with a weighted average interest rate of 3.61%, $3,988,000 of restricted cash with a weighted average interest rate of 3.19% and $375,000 in available-for-sale investments with a weighted average interest rate of 3.10%. With $12,565,000 in cash and cash equivalents having less than 90 days to maturity, and the balance of the portfolio investments that are in a stable investment rate environment, we believe the risk to principal associated with an increase in interest rates is minimal.

Foreign Currency Risk

International revenues from Novoste’s foreign direct sales and distributor sales comprised 25% and 15% of total revenues for the nine-month periods ended September 30, 2005 and 2004, respectively. Sales to customers outside Europe and Canada are denominated in U.S. dollars, while European sales are denominated in Euros and British Pounds, and Canadian sales are in Canadian dollars. Novoste experienced an immaterial amount of transaction loss for the three months ended September 30, 2005. Novoste is also exposed to foreign exchange rate fluctuations as the financial results of its Dutch, Belgian, German and French subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall expected profitability. The net effect of foreign exchange rate fluctuations on Novoste during the nine months ended September 30, 2005 was not material.

At September 30, 2005, Novoste’s total future purchase commitments include $1,603,000 denominated in Euros. Some of these purchase obligations extend to 2006, and the actual settlement amount may be different from the amount presented, which is based on the conversion rate of 1.2048 USD to 1 Euro at September 30, 2005.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its special meeting in lieu of an annual meeting held on September 14, 2005, Novoste shareholders approved a proposal to adjourn the special meeting in lieu of an annual meeting to permit the further solicitation of proxies. With respect to such matter, the votes cast were as follows: 10,111,782 shares were voted for the proposal, 5,003,782 shares were voted against the proposal and 35,223 shares abstained from voting on the proposal.

At its reconvened special meeting in lieu of an annual meeting held on September 26, 2005, Novoste shareholders took the following actions:

1. Novoste shareholders did not approve the issuance of shares of our common stock to the holders of equity securities of ONI pursuant to the terms of an Agreement and Plan of Merger by and among Novoste, ONIA Acquisition Corp. and ONI, dated May 18, 2005. With respect to such matter, the votes cast were as follows: 5,507,601 shares were voted for the proposal, 7,194,407 shares were voted against the proposal and 14,362 shares abstained from voting on the proposal.

2. Novoste shareholders approved an amendment to our amended and restated articles of incorporation to increase the authorized number of shares of our common stock from 25,000,000 to 75,000,000. With respect to such matter, the votes cast were as follows: 8,043,129 shares were voted for the proposal, 7,191,931 shares were voted against the proposal and 8,260 shares abstained from voting on the proposal.

3. Novoste shareholders approved an amendment to our amended and restated articles of incorporation to change our name from Novoste Corporation to ONI Medical Systems, Inc. With respect to such matter, the votes cast were as follows: 8,068,030 shares were voted for the proposal, 7,165,668 shares were voted against the proposal and 9,622 shares abstained from voting on the proposal.

4. Novoste shareholders approved the following nominees as Class III Directors to the board of directors with the nominees receiving the following votes:

	For	Withheld
Thomas D. Weldon	8,160,023	7,083,697
Charles E. Larsen	8,159,708	7,084,012

Each of the Class III Directors will serve for a three year term expiring at the annual meeting of shareholders of Novoste in 2008, or until his successor has been duly elected and qualified or until his earlier resignation or removal. Election of the directors was determined by a plurality of the votes cast at the meeting. No other persons were nominated or received votes for election as Novoste directors at the meeting. The Class I Directors whose terms will expire in 2006 are J. Stephen Holmes, Stephen I. Shapiro and William E. Whitmer. The Class II Directors whose terms will expire in 2007 are Alfred J. Novak and Judy Lindstrom.

At its special meeting in lieu of an annual meeting held on September 14, 2005, Novoste shareholders approved a proposal to adjourn the special meeting in lieu of an annual meeting to permit the further solicitation of proxies. With respect to such matter, the votes cast were as follows: 10,111,782 shares were voted for the proposal, 5,003,782 shares were voted against the proposal and 35,223 shares abstained from voting on the proposal.

On September 26, 2005, Novoste terminated its merger agreement with ONI after Novoste’s shareholders failed to approve the issuance of shares of Novoste common stock necessary to complete the merger. As a result of the termination of the merger agreement with ONI, the amendment to authorize additional shares described in item 2 above and the name change described in item 3 above were not effected.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
2.1	Amended and Restated Asset Purchase Agreement, dated as of October 12, 2005, by and among Novoste Corporation, Best Vascular, Inc. and Best Medical International, Inc. (1)

3.1	Amended and Restated Articles of Incorporation of Registrant, filed with the Department of State of the State of Florida on May 28, 1996. (2)

3.2(a)	First Amendment to Amended and Restated Articles of Incorporation of Registrant filed with the Department of State of the State of Florida on November 1, 1996. (3)

3.2(b)	Second Amendment to Amended and Restated Articles of Incorporation of Registrant filed with the Department of State of the State of Florida on November 2, 2005. (14)

3.3	Fourth Amended and Restated By-Laws of Registrant dated August 17 2004. (4)

4.1	Form of Specimen Common Stock Certificate of Registrant. (5)

4.17(a)	Amended and Restated Rights Agreement, dated as of July 29, 1999, between Novoste Corporation and American Stock Transfer and Trust Company, which includes as Exhibit B thereto the Form of Right Certificate. (6)

4.17(b)	Amended and Restated Summary of Rights to Purchase Preferred Shares of Novoste Corporation. (6)

4.20	Registration Rights Agreement dated as of March 28, 2000 by and between Novoste Corporation and the investors listed on the signature pages thereto. (7)

10.1	Promissory Note of ONI Medical Systems, Inc., dated May 18, 2005 (8)

10.2	Stock Purchase Warrant of ONI Medical Systems, Inc., dated May 18, 2005 (9)

10.3	Novoste Corporation Executive Rabbi Trust Agreement, as amended (10)

10.4	Novoste Corporation Employee Rabbi Trust Agreement, as amended (11)

10.5	Marketing Representation Agreement, dated as of August 25, 2005, by and among Novoste Corporation, Best Vascular, Inc. and Best Medical International, Inc. (12)

10.6	Amendment No. 1 to Marketing Representation Agreement, dated as of October 12, 2005, by and among Novoste Corporation, Best Vascular, Inc. and Best Medical International, Inc. (13)

31.1	Certification of Alfred J. Novak, Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Subhash C. Sarda, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Statements of Alfred J. Novak, Chief Executive Officer, and Subhash C. Sarda, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350. *

(1)	Filed as same numbered Exhibit to the Registrant’s Report on Form 8-K filed on October 13, 2005.
(2)	Filed as same numbered Exhibit to the Registrant’s Report on Form 10-K filed on March 11, 2004.
(3)	Filed as same numbered Exhibit to the Registrant’s Report on Form 8-A filed on November 5, 1996.
(4)	Filed as same numbered Exhibit to the Registrant’s Report on Form 8-K filed on August 23, 2004.
(5)	Filed as same numbered Exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-03374).
(6)	Filed as same numbered Exhibit to the Registrant’s Registration Statement on Form 8-A/A (File No. 000-20727).
(7)	Filed as same numbered Exhibit to the Registrant’s Report on Form 8-K filed April 6, 2000.
(8)	Filed as same numbered Exhibit to the Registrant’s Report on Form 8-K filed May 19, 2005.
(9)	Filed as Exhibit 99.1 to the Registrant’s Report on Form 8-K filed May 19, 2005.
(10)	Filed as Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on July 21, 2005.
(11)	Filed as Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on July 21, 2005.
(12)	Filed as Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on August 26, 2005.
(13)	Filed as Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on October 13, 2005.
(14)	Filed as Exhibit 3.2(b) to the Registrant’s Report on Form 8-K filed on November 8, 2005.
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NOVOSTE CORPORATION

/s/ SUBHASH C. SARDA
SUBHASH C. SARDA
Chief Financial Officer, Principal Financial and Accounting Officer

Date: November 9, 2005