Form 10-K
period 2005-12-31
NOVT CORP
filed 2006-03-31
CIK 1012131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934.

For the transition period              to             .

Commission File Number: 0-20727

NOVT CORPORATION

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

Common Stock, $.01 par value

(Title of Class)

Rights to Purchase Preferred Shares

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $16,050,000 based upon the closing sales price of the Common Stock on June 30, 2005 on the NASDAQ National Market. As of March 1, 2006, there were 4,094,454 shares of Common Stock outstanding.

NOVT CORPORATION

FORM 10-K

Cautionary Note Regarding Forward-Looking Statements

The forward-looking statements in this Form 10-K are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Our operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. Statements in this Form 10-K which are not strictly historical statements, including, without limitation, statements regarding management’s expectations regarding our operations or prospects following the completed sale of our vascular brachytherapy business described below, future strategic transactions, if any, as well as statements regarding our strategy and plans, constitute forward-looking statements that involve risks and uncertainties. In some cases these forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expect,” “project,” “predict,” “potential” or the negative of these words or comparable words. The factors listed under “Risk Factors” in Part I, Item 1A, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon our business, financial condition, and results of operations. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made.

PART I

ITEM 1. BUSINESS

In this Form 10-K, “NOVT,” the “Company,” “we,” “us” and “our” refer to NOVT Corporation (formerly Novoste Corporation). On March 9, 2006, in connection with the completion of the asset sale transaction described below, Novoste Corporation amended its amended and restated articles of incorporation to change the name of the Company from “Novoste Corporation” to “NOVT Corporation”.

OVERVIEW

For several years, our board of directors had been considering various strategic alternatives in anticipation of the potential impact should drug-eluting stents come to market. In the latter part of 2000, the board considered various opportunities to sell NOVT to strategic buyers, merge with potential partners or acquire other technologies, which could leverage our distribution and organizational strengths. Throughout 2001 and 2002, the board considered more than 70 companies after organizing a team composed of several board members and senior managers to screen opportunities. During this period, the board also considered various development projects within NOVT and the likelihood of successful introduction of new products derived from such projects into the market.

Our business and revenues began a steady and rapid decline during 2003 due to, we believe, the approval by the Food and Drug Administration (“FDA”) in April 2003 and subsequent market release of drug-eluting stents. In anticipation of this new product technology, our management and board of directors accelerated our exploration and review of various strategic opportunities and alliances available to us, as well as restructuring activities, shortly after the appointment in October 2002 of Mr. Alfred J. Novak as our President and Chief Executive Officer. In April 2003, we engaged a financial advisor to assist us in our review of the strategic alternatives that were available to us and to assist us in our bid for a medical device company that was offered for sale. We were unsuccessful in our bid and we allowed our engagement with this financial advisor to expire. In addition, in anticipation of the impact of drug-eluting stents upon our business, we engaged during 2003 in a restructuring of our organization and significantly reduced our workforce over the course of three separate staff reductions. As a result, by the end of 2003, nearly 30% of our workforce had been terminated. Our cost reduction program continued into the first and second quarters of 2004 and included, among other things, the consolidation of all our U.S. operations into a single building. Specifically, at the end of the first quarter of 2004, we implemented a reduction in force, eliminating 84 positions across all functions. These steps lowered annual operating costs by approximately $6,000,000. During the first quarter of 2004, approximately 59 of the individuals left NOVT, with the remaining individuals leaving during the second and third quarters. In February 2005, we announced that we were reducing our remaining U.S. workforce in the first quarter of 2005 by 52 employees, from 81 employees, and terminating the 16 employees we had at that time outside the U.S. in accordance with their contracts and the relevant country’s employment regulations.

In April 2004, our board of directors, upon the recommendation of management, approved the engagement of Asanté Partners LLC as our investment banking and strategic financial advisor to assist us with our efforts to identify and implement strategic and financial alternatives.

Between April 2004 and May 2005, we and Asanté Partners identified over 75 businesses as potential candidates for a business combination transaction with us and preliminarily evaluated the merits and likelihood of entering a transaction with each such entity. NOVT and Asanté Partners contacted 67 of those entities to determine their interest in a strategic transaction and held substantial discussions with 10 of those companies.

In February 2005, we announced that our board of directors had determined that our vascular brachytherapy (“VBT”) business, our only business line, was no longer viable and, as a result, the board had authorized a staged wind down of the business. The board of directors also authorized the sale of the VBT business. The board determined that this decision was necessary in order to preserve the company’s cash resources. While the sale process continued, NOVT continued to actively sell its VBT products to its physician customers and accept new contracts. The board also announced in February 2005 that it was seeking new product opportunities, as well as a merger, business combination or other disposition of our business or assets.

The result of our search efforts culminated in our entering into the merger agreement, dated as of May 18, 2005, with ONI Medical Systems, Inc. (“ONI”), a company engaged in the development, manufacturing and marketing of dedicated-purpose magnetic resonance imaging systems, which, if the merger were completed, would become the business of NOVT. On September 26, 2005, following NOVT’s reconvened special meeting of shareholders in lieu of an annual meeting, we terminated the merger agreement with ONI as a result of the failure of our shareholders to approve the issuance of shares of NOVT Common Stock necessary to complete the merger with ONI.

Asset Sale Transaction

Subsequent to the implementation of the wind down of the VBT business announced in February 2005, we began discussions with Best Vascular, Inc. (“Best Vascular”) and its affiliate, Best Medical International, Inc. (“BMI”), regarding a sale of substantially all of the assets of our VBT business. On August 25, 2005, NOVT entered into an asset purchase agreement to sell substantially all assets related to the VBT business to Best Vascular. On October 12, 2005, we entered into an amended and restated asset purchase agreement with Best Vascular and BMI, which agreement was subsequently amended on November 30, 2005 and January 27, 2006 (as amended, the “Amended and Restated Asset Purchase Agreement”).

On March 9, 2006, the Company completed the sale of substantially all of the assets of its VBT business to Best Vascular pursuant to the Amended and Restated Asset Purchase Agreement. The asset sale transaction was approved by the Company’s shareholders at a meeting held on March 7, 2006. Pursuant to the Amended and Restated Asset Purchase Agreement, BMI agreed to guarantee the full and faithful performance by Best Vascular of all agreements of Best Vascular set forth in the agreement.

The assets of the Company sold include the patents and other intellectual property, the inventory and equipment, furniture, records, sales materials, and various agreements and contracts in each case associated with the VBT business. The assets sold do not include cash and cash equivalents and certain other assets not related to the VBT business.

The consideration for the sale of assets is the assumption by Best Vascular of the Company’s liabilities described below:

•	liabilities incurred or arising after the closing from that certain patent infringement litigation filed against the Company by Calmedica, LLC (“Calmedica”) pending in the United States District Court for the Northern District of Georgia and the United States District Court for the Northern District of Illinois in consideration of a cash payment of $350,000 by the Company to Best Vascular;

•	liabilities incurred or arising before or after the closing under the Company’s supply agreement dated October 14, 1999, with AEA Technology-QSA, GmbH (“AEA”), such as obligations to decontaminate and decommission equipment;

•	liabilities incurred or arising after the closing under certain royalty agreements and other agreements between the Company and various third parties;

•	liabilities arising after the closing for utility payment obligations with respect to the Company’s leased facilities at 4350 International Boulevard, Norcross, Georgia; and

•	liabilities arising after the closing from the use or ownership of the VBT business assets.

In addition, Best Vascular acquired the Company’s accounts receivable and assumed the Company’s trade accounts payable related to the VBT business at the closing, subject to a reconciliation and true-up procedure in June 2006. Taking into account the assumption of such accounts receivable and accounts payable, the payment obligation of the Company of $350,000 to Best Vascular in connection with its assumption of the Calmedica litigation described above, and various other adjustments contemplated by the Amended and Restated Asset Purchase Agreement, the Company made a total payment of approximately $67,200 to Best Vascular at the closing.

As part of the transaction, the Company amended its amended and restated articles of incorporation to change the name of the Company from “Novoste Corporation” to “NOVT Corporation.” In addition, the Company, Best Vascular and BMI entered into a letter agreement addressing various transition issues, including shared use of office space, use of computers and communications systems, and certain other transition-related matters.

As a result of the completion of the asset sale transaction, we have no continuing business operations and may be deemed to be a “shell” corporation with principally cash assets and a note receivable.

Settlement Agreement with Steel Parties

On March 17, 2006, the Company executed and delivered a settlement agreement, dated as of March 16, 2006 (the “Settlement Agreement”), with Steel Partners II, L.P., a Delaware limited partnership, J.L. Howard, Inc., a New York corporation, Steel Partners, L.L.C., a Delaware limited liability company, Warren G. Lichtenstein, Jack L. Howard, John Quicke, James Henderson, Joshua Schechter, Harvey J. Bazaar, Leonard Toboroff and “The Novoste Full Value Committee” (collectively, the “Steel Parties”). Pursuant to the Settlement Agreement, the Company’s board of directors will be reduced in size from seven to four members and the current NOVT board of directors has approved a reconstituted board, which will consist of three appointees of the Steel Parties, Jack L. Howard, John Quicke and Leonard Toboroff, as well as William E. Whitmer, who is currently a member of the board. Mr. Whitmer will continue serving, and Mr. Toboroff will be appointed as, a Class I director. Mr. Quicke will be appointed as a Class II director. Mr. Howard will be appointed as a Class III director. Six current members of our board of directors, J. Stephen Holmes, Charles E. Larsen, Judy Lindstrom, Alfred J. Novak, Stephen I. Shapiro and Thomas D. Weldon, have submitted their resignations effective as of the time that the change in composition of the board occurs.

Each of these changes in composition of the board will be effective on the later of (i) the tenth calendar day after the date of filing and dissemination to our shareholders of an Information Statement pursuant to Section 14(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (or such later date as may be required to comply with any comments of the staff of the Securities and Exchange Commission (“SEC”)) and (ii) the filing by us with the SEC of our annual report on Form 10-K for the twelve months ended December 31, 2005, but in no event later than April 17, 2006. We currently expect that the change in composition will be effective on or around March 31, 2006.

As part of the Settlement Agreement, the previously scheduled April 13, 2006 special meeting of shareholders, for which a February 22, 2006 record date had been established, was cancelled and the election contest (the “Election Contest”) with respect to the Steel Parties’ proposal to elect to the board of directors a new slate of nominees was terminated. In addition, the parties have agreed that, subject to the fiduciary duties of the members of the board, Messrs. Toboroff and Whitmer will stand for election as Class I directors at our next annual meeting of shareholders, and the Steel Parties have agreed in their capacities as shareholders to support the nomination and election of both such directors and to cause shares of Common Stock they own to be voted in favor of both such nominees. In addition, pursuant to Florida law, those directors elected by the board of directors to fill vacancies as Class II and Class III directors hold office until the next shareholders’ meeting at which directors are elected. A separate proxy statement will be mailed for that meeting.

In connection with the Settlement Agreement, Daniel G. Hall, J. Stephen Holmes, Charles E. Larsen, Judy Lindstrom, Alfred J. Novak, Subhash C. Sarda, Stephen I. Shapiro, Thomas D. Weldon and William E. Whitmer (collectively, the “NOVT Parties”), entered into undertaking letters. The undertaking letters of Ms. Lindstrom and Messrs. Holmes, Larsen, Novak, Shapiro and Weldon provide that such person resigns from the board as of the time that the change in composition described above occurs.

The Settlement Agreement and undertaking letters also collectively provide that: (i) the Company shall continue to have an audit committee of the board so long as required under SEC rules, and the Steel Parties agree to support Mr. Whitmer’s continued membership on such audit committee so long as he remains a director of the Company and remains eligible to serve on such audit committee; (ii) the Company shall reimburse the Steel Parties $232,912.75 for out-of-pocket expenses incurred in connection with the proxy contest involving the opposition to the dissolution proposal made by the board that was considered at the March 7, 2006 special meeting of shareholders (the “Proxy Contest”) and the Election Contest; (iii) each NOVT Party releases each of the Steel Parties, and each of the Steel Parties releases each of the NOVT Parties, from any potential claims or causes of action; (iv) the Company releases each of the Steel Parties and each of the NOVT Parties from any potential claims or causes of actions relating to or arising from matters set forth in SEC filings made in connection with the Proxy Contest or the Election Contest; (v) the parties shall abide by certain non-disparagement and mutual cooperation covenants; and (vi) the Company shall continue to honor certain employee benefit plans and arrangements.

*            *            *

The following discussion regarding the Company’s business relates to the Company’s VBT business as of December 31, 2005, which business was sold to Best Vascular on March 9, 2006 pursuant to the Amended and Restated Asset Purchase Agreement as described above.

BACKGROUND

NOVT developed the Beta-Cath™ System, a hand-held device to deliver beta, a low penetration radiation, to the site of a treated blockage in a coronary artery to inhibit restenosis. Restenosis, the renarrowing of a previously treated artery, is the major limitation of percutaneous transluminal coronary angioplasty or PTCA, a procedure used by interventional cardiologists to open blocked coronary arteries. Coronary stents, metal tubes or coils permanently deployed at a blockage in a coronary artery, were developed to reduce the incidence of restenosis; however, restenosis still occurs in some of the patients who receive bare metal stents. In August 1998, we qualified to apply CE marking to the Beta-Cath™ System. CE marking is a regulatory approval and is a requirement to sell our device in most of the European Union. We commenced the active marketing of our device in the European Union in January 1999. On November 3, 2000, we received U.S. marketing approval from the FDA for the Beta-Cath™ System (30-millimeter source train) for use in patients suffering from “in-stent restenosis”, a condition in which previously placed coronary stents become clogged with new tissue growth. We received additional approvals from the FDA for the Beta-Cath™ System with a 40-millimeter source train during 2001 and the 60-millimeter source train and smaller, next generation 3.5 F catheter and source train in early 2002. As described above, in February 2005 we announced that our board of directors had determined that our VBT business was no longer viable, and as a result, the board had authorized a staged wind down of our business. See “Overview.”

NOVT Corporation is a Florida corporation. We were incorporated in 1987 and remained dormant until May 22, 1992 at which time we began operations. We have had our principal operations in the United States and sales and distribution in Western Europe, Canada, Asia and South America. Prior to the implementation of the staged wind down of our business, we marketed our products through a direct sales force in the United States and a combination of direct sales representatives and independent distributors in markets outside the United States. All of our revenues have primarily been generated from the marketing of the Beta-Cath™ System, but beginning in 2003, we started to sell and distribute stents on a limited basis in Europe, pursuant to a distribution agreement with Orbus Medical Technologies, Inc. In February 2005, NOVT and Orbus mutually agreed to terminate the distribution agreement.

Available Information. We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any document we file at the SEC’s public reference room at Room 1580, 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers, including NOVT file electronically with the SEC. The SEC’s website is located at http://www.sec.gov.

Our website is located at http://www.novtcorporation.com. We make available, free of charge through our internet site, our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and any amendments to those reports filed or furnished pursuant to the Exchange Act, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The information on our website is not incorporated by reference into this report.

INDUSTRY OVERVIEW

Coronary Artery Disease. Coronary artery disease is the leading cause of death in the United States. It is generally characterized by the progressive accumulation of plaque as a result of the deposit of cholesterol and other fatty materials on the walls of the arteries. The accumulation of plaque leads to a narrowing of the interior passage, or lumen, of the arteries, thereby reducing blood flow to the heart muscle. When blood flow to the heart muscle becomes insufficient, oxygen supply is restricted and a heart attack and death may result. Depending on the severity of the disease and other variables, patients will be treated either surgically with coronary artery bypass graft surgery or less invasively with a percutaneous transluminal coronary angioplasty (“PTCA”) procedure.

Coronary Artery Bypass Graft Surgery. Coronary artery bypass graft surgery, or CABG, was introduced as a treatment for coronary artery disease in the 1950’s. CABG is a highly invasive, open surgical procedure in which blood vessel grafts are used to bypass the site of a blocked artery, thereby restoring blood flow. CABG is generally the primary treatment for severe coronary artery disease involving multiple vessels. In addition, CABG is often a treatment of last resort for patients who have undergone other less invasive procedures like PTCA, but require revascularization. However, CABG has significant limitations, including medical complications such as stroke, multiple organ dysfunction, inflammatory response, respiratory failure and post-operative bleeding, each of which may result in death. In addition, CABG is a very expensive procedure and requires a long recovery period. Several new minimally invasive surgical techniques, which have been commercialized, attempt to lessen the cost and trauma of CABG procedures while maintaining efficacy.

Percutaneous Transluminal Coronary Angioplasty. Since its introduction in the late 1970s, PTCA has emerged as the principal, less invasive alternative to CABG. PTCA is a procedure performed in cardiac catheterization labs, commonly referred to as cath labs, by an interventional cardiologist. During PTCA, a guide wire is inserted into a blood vessel through a puncture in the leg (or arm, in some cases) and guided through the vasculature to a diseased site in the coronary artery. A balloon-tipped catheter is then guided over the wire to the deposit of plaque or lesion occluding the artery. After the balloon is positioned across the lesion inside the vessel, the balloon is inflated and deflated several times. Frequently, successively larger balloons are inflated at the lesion site, requiring the use of multiple balloon catheters. The inflation of the balloon cracks or reshapes the plaque and the arterial wall, thereby expanding the arterial lumen and increasing blood flow. However, the inflation of the balloon typically results in injury to the arterial wall. The length of stay and recuperation period for PTCA procedures is substantially less than those required for CABG.

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

Vascular Brachytherapy vs. Drug Coated Stents. Vascular brachytherapy is the delivery of radiation within blood vessels. Studies conducted by us and other companies using radiation to treat in-stent restenosis led to FDA approval and the subsequent introduction of VBT devices in 2000 and 2001. These devices, which deliver a dose of radiation to the site of restenosis, have proven to reduce in-stent restenosis, but stents are continually being developed to make the occurrences of restenosis less frequent. The newest innovation is a drug eluting stent (“DES”). This is a product that utilizes a standard stent platform, but with a polymer coating and a therapeutic drug attached to the polymer. The drug elutes off the polymer over time and into the vessel, reducing the incidence of restenosis by over half, as compared to a bare metal stent (“BMS”). Johnson & Johnson received FDA approval for its Cypher DES in April 2003 and, by the end of 2003, captured approximately 60% of the U.S. stent market. In March 2004 Boston Scientific Corporation received FDA approval for its DES product, Taxus. We believe that DES will be the mainstay for interventional cardiologists particularly in the U.S. because of its success against restenosis in both trials and clinical practice. We also believe that the overall number of DES procedures will continue to grow significantly in the future, resulting in a substantial decline in the use of VBT products.

Recently several studies have indicated that there may be negative long-term health effects associated with drug-eluting stents. Such studies have shown a higher thrombosis rate, or risk of a blood clot forming, within the stent associated with drug-eluting stents when compared to BMS. The increased risk was small, approximately 0.5% higher for drug eluting stents than BMS after eighteen months of stent implantation. Based upon the number of patients reviewed, the difference shown in the studies was not statistically significant, but is nevertheless an issue that some physicians may be concerned about. However, other studies have found drug-eluting stents more favorable than BMS when all measured parameters are compared. In addition, some recent studies have also compared the effectiveness of using drug-eluting stents for instent restenosis in a bare metal stent as compared to VBT and found that drug-eluting stents are more effective. Furthermore, notwithstanding the issues surrounding the possible higher risk of thrombosis with drug eluting stents, the Company believes that several technologies are being developed to reduce or eliminate this risk. Some of these technologies may be introduced to the market within a relatively short period of time.

PRODUCT DEVELOPMENT AND CLINICAL TRIALS

In connection with the wind down of our business operations, we have ceased our ongoing product development and clinical trial activities except as required by regulatory agencies.

Research and development expenses, which include the cost of clinical trials, for the years ended December 31, 2005, 2004 and 2003 were approximately $749,000, $4,633,000 and $11,986,000, respectively. During these years, we continued to collect data for post-approval studies in the United States required by the FDA upon original approval of the Beta-Cath™ System and the 40mm version of the Beta-Cath™ System, as well as for European clinical trials that evaluated the 60mm Beta-Cath™ System and the 40mm Beta-Cath™ 3.5F System. The data obtained from these European trials were used in regulatory submissions to obtain commercial approval of these configurations of the Beta-Cath™ System.

All post-approval studies that were initiated with the Beta-Cath™ System have been completed, with data reported to the FDA, and all trial sites are closed. All clinical trials have been concluded and the required reports filed with the FDA.

SALES AND MARKETING

In connection with the wind down of our VBT business, we substantially ceased our sales and marketing activities as part of the staged wind down of the business. The U.S. field sales force was terminated in February 2005 and the European sales office was closed in June 2005. In August 2005, in connection with the asset purchase agreement to sell the VBT business to Best Vascular, NOVT entered into a marketing representation agreement pursuant to which Best Vascular marketed and solicited orders for the existing inventory of products, including the Beta-Cath™ System, until the sale of the VBT business was consummated, at which time the marketing representation agreement terminated.

MANUFACTURING, SOURCES OF SUPPLY AND SCALE-UP

While we ceased manufacturing catheters as of March 1, 2005, we continued to supply catheters from inventory and continued to service transfer devices and radiation source trains until the completion of the asset sale transaction. Our manufacturing operations were required to comply with the FDA’s quality system regulations, which included an inspection of our manufacturing facilities, before pre-market approval of the Beta-Cath™ System. In addition, certain international markets have quality assurance and manufacturing requirements that may be more or less rigorous than those in the United States. Specifically, we are subject to the compliance requirements of ISO 9001 certification and CE mark directives in order to produce products for sale in Europe. We received ISO 9001/ISO 46001 certification from our European Notified Body in April 1998. We are subject to periodic inspections by regulatory authorities to ensure such compliance. See “Government Regulation”. In the past as part of our manufacturing operations, which we have discontinued, we conducted quality audits of suppliers and required that all suppliers of components be in compliance with our requirements and the FDA’s quality system regulations.

Beta Radiation Source Train Suppliers

Beginning in 1996, we contracted with BEBIG Isotopentechnik und Unweltdiagnostik GmbH (“Bebig”), a German corporation, to equip a production site for the production of radioactive sealed Strontium-90 seed trains.

On June 20, 2001, we entered into a new manufacturing and supply agreement with Bebig to manufacture and supply the Company with radioactive sealed Strontium-90 seed trains. During each calendar year under the four-year contract, the Company guaranteed minimum annual payments to Bebig in varying amounts. All product purchases are credited against the annual guaranteed payment. If the Company did not purchase product to exceed the annual guaranteed payment, the deficiency was due and payable to Bebig within thirty days after the end of each one-year contract period. Payment of all obligations were completed during the first quarter of 2005 and the agreement expired on June 19, 2005.

On October 14, 1999, NOVT signed a development and manufacturing supply agreement with AEA Technology-QSA, GmbH (“AEA”) for a second source of radioactive supply and for the development of a smaller diameter radiation source. The agreement provided for the construction of a production line to be finished in two phases. The first phase, the development phase, was completed in February 2002 and the second phase was completed in October 2002. The completion of the first phase provided NOVT with access to a limited supply of the smaller diameter radiation source trains by using the development equipment to produce the smaller diameter radiation source trains. The cost of this production line was paid by NOVT as construction progressed. Depreciation of the production line began when the equipment was placed into service, in October 2002. In addition, the agreement provides for joint ownership of all intellectual property arising from the development work and that AEA may manufacture vascular brachytherapy sources only for NOVT. Annual minimum purchase commitments and pricing guidelines were established extending to 2006 (see Item 7, “Liquidity and Capital Resources”). These estimates are subject to negotiation and settlement with AEA. During 2005, NOVT did not purchase any product and paid AEA approximately $650,000, which is recorded as an expense in cost of sales for this shortfall. At the termination of the agreement, NOVT is obligated for costs associated with decommissioning the production facility and $557,000 has been accrued for this purpose. Pursuant to the Amended and Restated Asset Purchase Agreement, Best Vascular assumed NOVT’s liabilities under the supply agreement with AEA (excluding certain payments to be made by us to AEA with respect to our minimum purchase requirements).

PATENTS AND PROPRIETARY TECHNOLOGY

Our policy is to protect our proprietary position by, among other methods, filing United States and foreign patent applications. We were issued United States patent no. 5,683,345 on November 4, 1997, no. 5,899,882 on May 4, 1999, no. 6,013,020 on January 11, 2000, no. 6,261,219 on July 17, 2001 and no. 6,306,074 on October 23, 2001, all of which relate to both or either the Beta-Cath™ System with an over-the-wire catheter or the Beta-Cath™ System with a “rapid exchange” catheter. We also have several additional United States applications pending covering aspects of our Beta-Cath™ System. With respect to the above identified United States patents and our other pending United States patent applications, we have filed counterpart applications in Europe and certain other regions or countries.

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

On June 9, 2003, Calmedica, LLC (“Calmedica”), a California limited liability corporation, filed suit against us and one of our customers, Rush-Presbyterian – St. Luke’s Medical Center (“Rush”), in the U. S. District Court for the Northern District of Illinois, Eastern Division, alleging that we and Rush infringe certain patents owned by Calmedica and that we induce infringement of the method claims of the patents-in-suit by our customers, such as Rush.

We retained counsel and initiated a vigorous defense of the Calmedica suit. In response to our initial motions, the Court in Illinois severed the claims against us and Rush, stayed the proceedings against Rush and transferred the case against us to the U.S. District Court for the Northern District of Georgia. We have been aware of the patents owned by Calmedica, which are the subject of this litigation, since early in the development of the Beta-Cath™ System. The patents were reviewed by both in-house employees and outside counsel and we believe that our products do not infringe the Calmedica patents.

        In connection with the completion of the asset sale transaction, Best Vascular assumed all debts, liabilities and obligations related to or arising directly or indirectly from the Calmedica litigation after the closing (i.e., after March 9, 2006), including but not limited to, attorney’s fees, expert witness fees, costs, damages (including willful infringement or enhanced damages), and settlement amounts or judgments, incurred, awarded or arising after the closing. As part of the asset sale transaction, Best Vascular further agreed to indemnify the Company against all such debts, liabilities and obligations, and BMI agreed to guarantee all obligations of Best Vascular under the Amended and Restated Asset Purchase Agreement.

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

We have developed certain of our patent and proprietary rights relating to the Beta-Cath™ System in conjunction with Emory University Hospital, a leader in the research of intravascular radiation therapy. To obtain the exclusive rights to commercialize the Beta-Cath™ System for the treatment of restenosis, we entered into a license agreement with Emory. Under this agreement, Emory assigned to us all of Emory’s rights to one United States patent application and exclusively licensed to us its rights under another United States application and related technology. Emory made no representation or warranty with respect to its ownership of the assigned patent application, and made only limited representations as to its ownership of the licensed patent application and related technology. Under the agreement Emory is entitled to royalty payments based upon net sales of the Beta-Cath™ System. The term of the agreement runs through the later of (i) the date the last patent covered by the agreement expires or January 2016 unless earlier terminated as provided in the agreement. Any inventions developed jointly by our personnel and Emory during the term of the license agreement are owned jointly by Emory and us. If Emory terminated the agreement as a result of our failure to pay royalties or any other breach of our obligations under the agreement, our rights to use jointly owned patents including the United States patent no. 5,899,882, would become non-exclusive and we would have no rights to use future patents owned exclusively by Emory. In addition, if we breach our obligations under the license agreement, we could be required by Emory to cooperate in licensing the pending jointly-owned United States patent application and our foreign counterparts to third parties so that they would be able to commercialize and sell the Beta-Cath™ System. Pursuant to the Amended and Restated Asset Purchase Agreement, Best Vascular assumed NOVT’s obligations arising after the closing under our agreement with Emory.

GOVERNMENT REGULATION

United States

The Beta-Cath™ System is regulated in the United States as a medical device. The manufacture and sale of medical devices intended for commercial distribution are subject to extensive governmental regulations in the United States. Medical devices are regulated in the United States by the FDA under the Federal Food, Drug, and Cosmetic Act (the “FDC Act”) and generally require pre-market clearance or pre-market approval before commercial distribution. In addition, certain material changes or modifications to medical devices also are subject to FDA review and clearance or approval. The FDA regulates the clinical testing, manufacture, packaging, labeling, storage, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing approvals, recommendation by the FDA that we not be permitted to enter into government contracts, and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any device manufactured or distributed. In the United States, medical devices are classified into one of three classes (Class I, II or III) on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Under FDA regulations Class I devices are subject to general controls (for example, labeling, pre-market notification and adherence to good manufacturing practices or quality systems regulations) and Class II devices are subject to general and special controls (for example, performance standards, post market surveillance, patient registries, and FDA guidelines). Class III is the most stringent regulatory category for medical devices. Generally, Class III devices are those that must receive pre-market approval by the FDA after evaluation of their safety and effectiveness (for example, life-sustaining, life-supporting or implantable devices, or new devices that have not been found substantially equivalent to other Class II legally marketed devices). The Beta-Cath™ System is a Class III device, which required the FDA’s pre-market approval prior to its commercialization, which occurred November 2000.

Any products we manufacture or distribute pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their establishments and list their devices with the FDA and certain state agencies, and are subject to periodic inspections by the FDA and those state agencies. The FDC Act requires device manufacturers to comply with good manufacturing practices regulations, called the quality systems regulations (“QSR”). The QSR require that medical device manufacturers comply with various quality control requirements pertaining to design controls, purchasing contracts, organization and personnel; device and manufacturing process design; buildings, environmental control, cleaning and sanitation; equipment and calibration of equipment; medical device components; manufacturing specifications and processes; reprocessing of devices; labeling and packaging; in-process and finished device inspection and acceptance; device failure investigations; and record keeping requirements including complaint files. The FDA enforces these requirements through periodic inspections of medical device manufacturing facilities. In addition, a set of regulations known as the medical device reporting (“MDR”) regulations obligates manufacturers to inform the FDA whenever information reasonably suggests that one of its devices may have caused or contributed to a death or serious injury, or when one of its devices malfunctions and, if the malfunction were to recur, the device would be likely to cause or contribute to a death or serious injury.

Labeling and promotional activities are also subject to scrutiny by the FDA. Among other things, labeling violates the law if it is false or misleading in any respect or it fails to contain adequate directions for use. Moreover, any labeling claims that exceed the representations approved by the FDA will violate the FDC Act.

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

Our business involved the import, export, manufacture, distribution, use and storage of Strontium-90 (Strontium/Yttrium), the beta-emitting radioisotope utilized in the Beta-Cath™ System’s radiation source train. Accordingly, manufacture, distribution, use and disposal of the radioactive material used in the Beta-Cath™ System in the United States is subject to federal, state and/or local rules relating to radioactive material. The State of Georgia Department of Natural Resources (“Georgia DNR”) issued a sealed source and device registration certificate for our Beta-Cath™ System on August 4, 2000, allowing it to be listed on the Nuclear Regulatory Commission’s (“NRC”) Sealed Source and Device Registry. The Georgia DNR authorized us to commercially distribute our radiation sources to licensed recipients in the United States with the issuance of a license allowing the manufacturing and distribution of the Beta-Cath™ System. In addition, we must comply with NRC, Georgia DNR and United States Department of Transportation regulations on the labeling and packaging requirements for shipment of radiation sources to hospitals or other users of the Beta-Cath™ System.

Hospitals in the United States are required to have radiation licenses to hold, handle and use radiation. Many of the hospitals and/or physicians in the United States are required to amend their radiation licenses to include Strontium-90 before receiving and using our Beta-Cath™ System. Depending on the state in which the hospital is located, its license amendment will be processed by the responsible department in states that have agreed to such arrangements, or by the NRC. Obtaining any of the foregoing radiation-related approvals and licenses can be complicated and time consuming.

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

On February 22, 2005, we announced the staged wind down of our VBT business. At that time, we also announced that we had notified all of our employees outside of the U.S. (16 employees) that they would be terminated in accordance with their contracts and the relevant country’s employment regulations in an effort to further reduce our costs.

PRODUCT LIABILITY AND INSURANCE

Our business entails the risk of product liability claims. Although we have not experienced any product liability claims to date, such claims could be asserted and we may not have sufficient resources to satisfy any liability resulting from such claims. We maintain product liability insurance with coverage of an annual aggregate maximum of $11,000,000. After the closing of the asset sale transaction (i.e. after March 9, 2006) NOVT purchased a product liability tail policy for an unlimited period of time. This policy will respond to product liability occurring prior to March 9, 2006 but reported to us after that date. Product liability claims could exceed such insurance coverage limits, such insurance may not continue to be available on commercially reasonable terms, or at all, and a product liability claim could have a material adverse effect on us.

EMPLOYEES AND CONSULTANTS

During 2004, we engaged in a restructuring of our management organization and significantly reduced our work force. As of December 31, 2004 we directly employed 98 full-time individuals.

In February 2005, we announced that we were reducing our remaining United States workforce in the first quarter of 2005 by 52 employees, from 81 employees. Additionally, we announced that we have notified all our employees outside of the U.S. (16 employees) that they would be terminated in accordance with their contracts and the relevant country’s employment regulations in an effort to further reduce our costs.

During 2005, we continued to reduce our workforce consistent with the decline in business activity, and, as of December 31, 2005, we directly employed 18 full-time individuals. After the sale of the VBT business we have 7 full time employees.

EXECUTIVE OFFICERS OF NOVT

Our executive officers as of December 31, 2005, and their ages as of such date, are as follows:

Name	Age	Position
Alfred J. Novak	58	President and Chief Executive Officer

Daniel G. Hall	59	Vice President, Secretary and General Counsel

Subhash C. Sarda	56	Vice President, Finance and Chief Financial Officer

Alfred J. Novak, age 58. Mr. Novak was elected by the Board of Directors to the position of a director and President and Chief Executive Officer of NOVT on October 16, 2002. Since December 1997, he has served as Chairman of the Board of Directors of ProRhythm, Inc., a start-up medical device company engaged in electrophysiology. In September 1998, he co-founded and was a management board member of Syntheon LLC, a company that developed minimally invasive medical devices for the vascular and endoscopic markets. Mr. Novak also serves as a Director of OrbusNeich Medical Company Ltd., an interventional vascular company, since April 1998. From July 1996 until January 1998, Mr. Novak was President, Chief Executive Officer and a director of Biosense, Inc., a company that developed a position sensor incorporated into catheters and used in interventional cardiology, electrophysiology, and image guided surgery, and which was acquired by Johnson & Johnson in October 1997. Mr. Novak was employed by Cordis Corporation in April 1984 and served as its Vice President and Chief Financial Officer and a member of the executive committee until Cordis was acquired by Johnson & Johnson in February 1996. Mr. Novak received his M.B.A. from the Wharton School of the University of Pennsylvania and earned his B.S. at the U.S. Merchant Marine Academy.

Daniel G. Hall. Mr. Hall joined NOVT in June 2000 as Vice President and General Counsel. He served as Vice President, Secretary and General Counsel of Cordis Corporation beginning in 1981 until the company was acquired by Johnson & Johnson in 1995. From 1995 to 1999, Mr. Hall managed his own private law practice. From June 1999 to June 2000, he practiced with Feldman, Gale & Weber, P.A. in Miami, Florida, serving as managing attorney from December 1999 to June 2000.

Subhash C. Sarda. Mr. Sarda joined NOVT in November 2002 as Corporate Controller, and served as Acting Chief Financial Officer beginning in August 2003. In February 2004, he was promoted to the position of Vice President, Finance and continued to be responsible for the duties of Controller and Acting Chief Financial Officer until December 2004 when he was promoted to the position of Chief Financial Officer. Prior to joining NOVT, Mr. Sarda worked in a number of multi-national companies with management responsibilities for operational and SEC reporting. Mr. Sarda, a CMA, ACA, holds an M.B.A. from Temple University, Philadelphia, and a B.A. in Accounting from studies pursued at the London School of Accountancy, London, UK.

See “Business – Overview – Settlement Agreement with Steel Parties” and Item 11, “Executive Compensation – November 2005 Letter Agreements.”

ITEM 1A. RISK FACTORS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, set forth below are cautionary statements identifying important factors that could cause actual events or results to differ materially from any forward-looking statements made by or on behalf of us, whether oral or written. We wish to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause actual events or results to differ materially from our forward-looking statements. For additional information regarding forward-looking statements, please read the “Cautionary Note Regarding Forward-Looking Statements” section beginning on page 1.

On February 22, 2005, we announced that our board of directors had determined that our VBT business was no longer viable and, as a result, had authorized a staged wind down of our business. In addition, as discussed above under “Business - Overview,” we previously engaged Asanté Partners LLC to assist us in the exploration of strategic alternatives. On March 9, 2006, we completed the sale of substantially all of the assets of our VBT business to Best Vascular pursuant to the Amended and Restated Asset Purchase Agreement. The proposed asset sale transaction was approved by our shareholders at a meeting held on March 7, 2006. As a result of the completion of the asset sale transaction, we have no operating VBT business and are in the process of winding down our remaining obligations and liabilities.

In addition to the other information contained or incorporated by reference into this Form 10-K, prospective investors should consider carefully the following risk factors before investing in our securities. The risks described below may not be the only risks facing the Company. Additional risks that we do not yet perceive or that we currently believe are immaterial may also adversely affect our business and the trading price of our securities.

In connection with the completion of the sale of our VBT business, we have no continuing business operations.

Substantially all of our operating assets were related to our VBT business. As a result of the completion of the asset sale transaction, we have no continuing business operations. Since we have no continuing business operations, the only activities to be conducted by the Company are the continued winding down of the business and to manage our current limited assets and to seek out and investigate the commencement or the acquisition of any viable business opportunity by purchase for cash or by exchange for securities of our Company or pursuant to a reorganization or merger through which securities of our Company will be issued or exchanged.

We have no source of revenue.

Other than limited revenues received on the Company’s cash and investments, we have no source of revenues.

We received a notice from the NASDAQ Stock Market that we are not in compliance with their continued listing requirements and we expect to be delisted from the NASDAQ Stock Market at the open of business on April 3, 2006.

Our Common Stock is currently listed on the NASDAQ National Market. On March 23, 2006, we received a notice from the NASDAQ Stock Market indicating that the Company is not in compliance with the NASDAQ Stock Market’s requirements for continued listing because, as a result of the sale on March 9, 2006 of the Company’s VBT business to Best Vascular, the Company no longer has an operating business. As a result of the notice the Company received from the NASDAQ Stock Market, the Company expects that its Common Stock will be delisted from the NASDAQ Stock Market at the open of business on April 3, 2006. Upon delisting, the Company’s Common Stock will not be immediately eligible to trade on the OTC Bulletin Board or in the “pink sheets” and there can be no assurance that the Company’s Common Stock will trade on the OTC Bulletin Board or in the “pink sheets.” As a result, you should expect that there will be no public trading market of our Common Stock in the near future as a result of its delisting.

Best Vascular and BMI could default on their obligations to perform and discharge the assumed liabilities.

Pursuant to the Amended and Restated Asset Purchase Agreement, Best Vascular assumed specified liabilities related to the VBT business, such as liabilities incurred or arising before or after the closing under our supply agreement, dated October 14, 1999, with AEA, and liabilities incurred or arising after the closing under those certain patent infringement lawsuits filed against us by Calmedica pending in the United States District Court for the Northern District of Georgia and the United States District Court for the Northern District of Illinois. BMI agreed to guarantee the full and faithful performance by Best Vascular of all the obligations of Best Vascular under the Amended and Restated Asset Purchase Agreement. If Best Vascular and BMI fail to perform and discharge the assumed liabilities, including circumstances in which Best Vascular and BMI do not have the financial resources to perform and discharge the assumed liabilities, then we may remain liable for the assumed liabilities which would decrease the remaining cash available for use in connection with any future strategic deployment.

The reporting requirements under rules adopted by the SEC relating to shell companies may delay or prevent us from making certain acquisitions.

As a result of recent rules adopted by the SEC, the Company may be deemed to be a shell company. The rules are designed to ensure that investors in shell companies that acquire operations have timely access to the same kind of information as is available to investors in public companies generally. The rules prohibit the use by shell companies of a Form S-8 and revise the Form 8-K to require a shell company to include information that is similar to that required to register a class of securities under the Exchange Act in the filing on Form 8-K that the shell company files to report the acquisition of a business.

The generally extensive registration-level information includes, among other information, a detailed description of a company’s business and properties, management, executive compensation, related party transactions, legal proceedings and historical market price information, as well as audited historical financial statements. The revised Form 8-K rules also require a shell company to file pro forma financial statements giving effect to the acquisition.

The time and additional costs that may be incurred by some acquisition prospects to prepare such detailed disclosures and obtain audited financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company, or deter potential targets from negotiating with the Company.

We have not selected a specified industry in which to acquire or develop a business.

Since the completion of the sale of the VBT business to Best Vascular, we have not identified any particular industry or business in which to concentrate our potential interests. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in any industry or business in which our Company may acquire. To the extent that we may acquire a business in a high-risk industry, we will become subject to those risks. Similarly, if we acquire a financially unstable business or a business that is in the early stages of development, we will also become subject to the numerous risks to which those businesses are subject.

Product liability suits against us could result in expensive and time-consuming litigation and the payment of substantial damages.

The past sale by NOVT and use of our products could lead to the filing of product liability claims if someone were to allege that one of our products contained a design or manufacturing defect. A product liability claim could result in substantial damages and be costly and time-consuming to defend, either of which could materially harm our business or financial condition. We cannot assure that our product liability insurance would protect our assets from the financial impact of defending a product liability claim.

We have substantially reduced our workforce as part of our wind down of operations and the sale of our VBT business.

We currently have extremely limited personnel resources. During 2004, we engaged in a restructuring of our management organization and significantly reduced our work force. In February 2005, we announced that we were reducing our remaining United States workforce in the first quarter of 2005 by 52 employees, from 81 employees, and terminating the 16 employees we had outside the U.S. in accordance with their contracts and the relevant country’s employment regulations. Following the completion of the asset sale transaction, we terminated 12 employees and as of March 25, 2006 have seven employees. In addition, pursuant to letter agreements entered into with each of our executive officers, Alfred J. Novak, our President and Chief Executive Officer, has agreed that his last day of employment with the Company will be March 31, 2006 unless the parties agree to a one month extension through April 30, 2006; Daniel G. Hall, our Vice President, Secretary and General Counsel, has agreed that his last day of employment with the Company will be March 31, 2006; and Subhash C. Sarda, our Chief Financial Officer, has agreed that his last day of employment with the Company will be March 31, 2006. Until a new executive management team is identified and employed, it may be difficult for us to implement any future strategic deployment of our remaining cash.

We hold an unsecured promissory note of ONI Medical Systems, Inc. that may not be repaid in full or at all.

In May 2005, in connection with a merger agreement with ONI, we extended a $3 million unsecured 18-month loan to ONI. Principal and interest on the loan will be due in November 2006 (unless an event of default occurs in the interim period, in which case the note and interest are accelerated). We terminated the merger agreement with ONI on September 26, 2005.

During February 2006, a new federal law was enacted which we believe has the effect of reducing outpatient reimbursement rates for companies such as ONI. This could have the effect of slowing ONI’s business and require faster use of their cash to sustain operations. ONI is a private company and the availability of their financial statements is limited. ONI has not provided us with financial statements for the period ended December 31, 2005. Additionally, they have informed us that, while they had a cash infusion of $7 million in November 2005, they will require further financing during 2006.

Although we have received a non-default confirmation certificate dated January 24, 2006 from ONI, as a result of the above we established a reserve as of December 31, 2005 for the ONI promissory note, including interest to that date, of approximately $3.1 million in accordance with the requirements of Generally Accepted Accounting Principles. There can be no assurance that ONI will be able to repay the note in November 2006 in full or at all. As a result, we could recoup little or no value for the note.

We may continue to incur the expense of complying with public company reporting requirements.

We have an obligation to continue to comply with the applicable reporting requirements of the Exchange Act even though compliance with such reporting requirements is economically burdensome. In the future, in order to curtail such expenses, we might seek relief from the SEC for a substantial portion of the periodic reporting requirements under that Act or we may seek to exit the SEC reporting system. There can be no assurance that we would be able to obtain such relief or exit the SEC reporting system.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company’s headquarters are located in Norcross, Georgia and consist of a manufacturing and administrative facility totaling approximately 50,000 square feet of leased office and manufacturing space, including a 4,100 square foot, class 100,000 clean room. The lease for the property in Norcross, Georgia expires on June 30, 2006. As part of the completion of the asset sale transaction with Best Vascular, we entered into a letter agreement on March 9, 2006 addressing various transition issues with Best Vascular, including shared use of office space, use of computers and communications systems, and certain other transition-related matters. In accordance with such letter agreement, the Company agreed to vacate its headquarters in Norcross, Georgia by May 31, 2006. The lease for the sales facility in Krefeld, Germany expired April 30, 2005, and was not renewed. A temporary office was utilized until June 2005.

ITEM 3. LEGAL PROCEEDINGS

On June 9, 2003, Calmedica, LLC (“Calmedica”) a California limited liability corporation, filed suit against the Company and one of our customers, Rush-Presbyterian – St. Luke’s Medical Center (“Rush”) in the U.S. District Court for the Northern District of Illinois, Eastern Division, alleging that NOVT and Rush infringe certain patents owned by Calmedica and that NOVT induces infringement of the method claims of the patents-in-suit by its customers, such as Rush.

The Company retained counsel and initiated a vigorous defense of the Calmedica suit. In response to NOVT’s initial motions, the Court in Illinois severed the claims against the Company and Rush, stayed the proceedings against Rush and transferred the case against the Company to the U.S. District Court for the Northern District of Georgia. The Company has been aware of the patents owned by Calmedica, which are the subject of this litigation, since early in the development of the Beta-Cath™ System. The patents were reviewed by both in-house employees and outside counsel and the Company believes that our products do not infringe the Calmedica patents.

In connection with the completion of the asset sale transaction, Best Vascular assumed all debts, liabilities and obligations related to or arising directly or indirectly from the Calmedica litigation after the closing (i.e., after March 9, 2006), including but not limited to, attorney’s fees, expert witness fees, costs, damages (including willful infringement or enhanced damages), and settlement amounts or judgments, incurred, awarded or arising after the closing. As part of the asset sale transaction, Best Vascular further agreed to indemnify the Company against all such debts, liabilities and obligations, and BMI agreed to guarantee all obligations of Best Vascular under the Amended and Restated Asset Purchase Agreement.

Other than the Calmedica litigation, which was assumed by Best Vascular in connection with the completion of the asset sale transaction, the Company is not currently party to any lawsuits or legal proceedings that would have a material effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock has been traded on the NASDAQ National Market (NASDAQ symbol: NOVT) since May 1996. The number of record holders of the Company’s Common Stock at March 1, 2006 was 75 excluding beneficial owners of shares that are registered in nominee or street name. The Company has not paid any cash dividends since its inception.

The following table sets forth the range of high and low closing sale prices for our Common Stock for each of the last eight quarters (all such prices have been adjusted to reflect the one-for-four reverse stock split that occurred on November 4, 2005 as if such reverse stock split had taken effect prior to each of the periods listed below):

Quarter Ended	High	Low
Year Ended December 31, 2004
March 31, 2004	$22.80	$12.44
June 30, 2004	$13.88	$9.92
September 30, 2004	$11.72	$6.20
December 31, 2004	$7.04	$5.16

Year Ended December 31, 2005
March 31, 2005	$6.44	$3.40
June 30, 2005	$3.92	$3.28
September 30, 2005	$3.92	$2.44
December 31, 2005	$2.82	$1.84

On March 24, 2006, the last reported sale price for our Common Stock was $3.00.

Our Common Stock is currently listed on the NASDAQ National Market. On March 23, 2006, we received a notice from the NASDAQ Stock Market indicating that the Company is not in compliance with the NASDAQ Stock Market’s requirements for continued listing because, as a result of the sale on March 9, 2006 of the Company’s VBT business to Best Vascular, the Company no longer has an operating business. As a result of the notice the Company received from the NASDAQ Stock Market, the Company expects that its Common Stock will be delisted from the NASDAQ Stock Market at the open of business on April 3, 2006. Upon delisting, the Company’s Common Stock will not be immediately eligible to trade on the OTC Bulletin Board or in the “pink sheets” and there can be no assurance that the Company’s Common Stock will trade on the OTC Bulletin Board or in the “pink sheets.” As a result, you should expect that there will be no public trading market of our Common Stock in the near future as a result of its delisting.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected financial data shown below for the fiscal years ended December 31, 2005, 2004 and 2003, and as of December 31, 2005 and 2004, have been taken or derived from our audited financial statements included in this Form 10-K. The selected financial data set forth below for the fiscal years ended December 31, 2002 and 2001, and as of December 31, 2003, 2002 and 2001, have been derived from our financial statements for those years, which are not included in this Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with the consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	For The Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$7,887	$23,268	$62,901	$69,030	$69,908
Costs and expenses:
Cost of sales	5,976	16,111	24,315	27,313	19,164
Impairment and related charges	—	9,349	—	6,900	—
Research and development	749	4,633	11,986	13,300	12,756
Sales and marketing	4,360	12,558	19,485	26,875	34,654
General and administrative	10,574	8,036	8,237	8,335	9,324
Restructuring and other expenses	—	—	—	—	1,214

Loss from operations	(13,772)	(27,419)	(1,122)	(13,693)	(7,204)
Other income(expense)	(1,557)	498	254	642	2,095

Net loss	$(15,329)	$(26,921)	$(868)	$(13,051)	$(5,109)

Basic and diluted net loss per share (1)	$(3.75)	$(6.59)	$(0.21)	$(3.21)	$(1.27)

Weighted average shares outstanding, basic and diluted (1)	4,084	4,083	4,078	4,067	4,038

Consolidated Balance Sheet Data:
Working capital	$10,207	$25,753	$39,364	$30,496	$40,482
Total assets	14,088	33,702	61,407	67,520	82,911
Long-term liabilities	—	—	—	5	203
Accumulated deficit	(177,552)	(162,223)	(135,302)	(134,434)	(121,384)
Total shareholders’ equity	10,288	26,454	53,244	52,765	64,728

(1)	See note 1 to the Consolidated Financial Statements for an explanation of the method used to compute net loss per share.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

NOVT commenced operations as a medical device company in May 1992. Since 1994, we have devoted substantially all of our efforts to developing the Beta-Cath™ System. We commenced the active marketing of the Beta-Cath™ System in Europe in January 1999 for use in patients suffering from “in-stent restenosis”, a condition in which coronary stents become clogged with new tissue growth. On November 3, 2000, we received U.S. marketing approval for the 30-millimeter Beta-Cath™ System from the FDA and subsequently shipped the first commercial system on November 27, 2000. The number of commercial sites in the U.S. grew to approximately 400 by 2003, before declining to approximately 130 at December 31, 2005.

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

Fiscal year 2003 was a challenging year as we relaunched a redesigned 3.5F diameter catheter system in January, saw the introduction of drug-eluting stents in April, and saw the curtailment of a clinical trial in July; all of which adversely affected our financial performance. However, with the execution of a cost reduction program we were able to achieve a significant turnaround, and ended the year with a net loss of $868,000 compared to a net loss of $13,051,000 in 2002.

Fiscal year 2004 was equally challenging, as the drug-eluting stents proved to be more effective than anticipated and our revenue declined significantly, $23,268,000 as compared to $62,901,000 for the fiscal year 2003. To address the decline, in March 2004, NOVT announced a reduction in force to take an additional 87 positions out of the work force. On April 22, 2004, NOVT concluded an asset purchase agreement with Guidant Corporation, pursuant to which NOVT acquired information regarding Guidant’s vascular brachytherapy business, including the customer list of Guidant for the United States and Canada, as well as a five-year non-compete agreement. As a result, NOVT became the sole provider of coronary brachytherapy products (see Notes 7 and 13 to the consolidated financial statements). As noted below, NOVT began an aggressive cost reduction program at the end of the first quarter of 2004 and initiated restructuring of operations in the United States in order to bring expenses in line with lower revenues. During the second quarter of 2004, NOVT consolidated U.S. operations into a single building, with the expectation of significantly lowering fixed costs for facilities. In the third quarter of 2004, we saw the benefit of the Guidant transaction as approximately 80 customers were added or reinstated, billings for servicing transfer devices increased and our net rate of decline in catheter sales slowed. At the end of 2004, in view of continued revenue decline, NOVT concluded that the stream of funds to be generated by the Beta-Cath™ product line would not be sufficient to cover the carrying value of long-lived assets and recorded an impairment charge of $9,349,000 to reduce these assets to fair value. As a result, we had a net loss for the year ended December 31, 2004 of $26,921,000, or $6.59 per share, with an accumulated deficit of approximately $162,223,000.

Revenue decline for the Beta-Cath product line continued into 2005. On February 22, 2005, we announced that our board of directors had determined that our vascular brachytherapy business, which is our only business line, was no longer viable, and as a result, authorized a staged wind down of our business in an effort to further reduce our costs. Our board determined that this decision was necessary to preserve our cash resources as a result of the continuing decline in revenue for our vascular brachytherapy products.

During 2005, NOVT continued the staged wind down of the VBT business, while potential options were evaluated. Further reductions in employees and other cost reduction measures were implemented on a regular basis. Revenues continued to decline throughout 2005. Production of products was discontinued in February, as inventory was sufficient to meet anticipated sales needs. The wind down plan begun in February 2005 has reduced employment to 18 persons at December 31, 2005, from almost 100 at the beginning of the year. As a result of the revenue decline, and the reserve for the ONI note receivable, we had a net loss of $15,329,000 for 2005, compared to a loss of $26,921,000 for 2004.

On May 18, 2005, we entered into a definitive merger agreement with ONI. On September 26, 2005, we terminated the merger agreement with ONI after the Company’s shareholders, at a reconvened special meeting of shareholders in lieu of an annual meeting, failed to approve the issuance of shares of our Common Stock necessary to complete the merger with ONI. All transaction related expenses that have been incurred through December 31, 2005 have been charged to expense.

Subsequent to the implementation of the wind down of the VBT business announced in February 2005, we began discussions with Best Vascular and BMI regarding a sale of substantially all of the assets of our VBT business. On August 25, 2005, NOVT entered into an asset purchase agreement to sell substantially all assets related to the VBT business to Best Vascular. On October 12, 2005, we entered into the Amended and Restated Asset Purchase Agreement with Best Vascular and BMI. Under the Amended and Restated Asset Purchase Agreement, Best Vascular would acquire substantially all of the assets of our VBT business in exchange for the assumption of certain liabilities related to the VBT business by Best Vascular. Such assets included the patents and other intellectual property, the inventory and equipment, furniture, records, sales materials, and various agreements and contracts in each case associated with our VBT business. The assets to be transferred and conveyed to Best Vascular did not include cash and cash equivalents and certain other assets not related to our VBT business. Pursuant to the agreement, BMI agreed to guarantee the full and faithful performance by Best Vascular of all agreements of Best Vascular set forth in the Amended and Restated Asset Purchase Agreement.

On March 9, 2006, the Company completed the sale of substantially all of the assets of its VBT business to Best Vascular pursuant to the Amended and Restated Asset Purchase Agreement. The asset sale transaction was approved by the Company’s shareholders at a meeting held on March 7, 2006. As a result of the completion of the asset sale transaction, we have no continuing business operations and may be deemed to be a “shell” corporation with principally cash assets and a note receivable.

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

Asset Impairment

NOVT evaluates the carrying value of long-lived assets in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is determined based on the carrying value of an asset exceeding the future undiscounted net cash flow expected to be generated by the asset. If an asset is not recoverable, impairment is measured by the excess of the carrying value of the asset over the fair value of the asset.

During the fourth quarter of 2004, the Company updated an economic study regarding the value of all long-lived assets supporting the VBT business. The impairment analysis was based on expected future net cash flows to be generated by the assets during their remaining service lives, using undiscounted cash flows. Because the Company only has one product line, all enterprise-wide, long-lived assets were included. The study concluded that the assets were impaired, and the carrying value of all long-lived assets was reduced and expensed in the functions where the assets were used. At December 31, 2004, all of the specialized assets relating to the Beth-Cath™ product line were considered to have zero fair value due to their specialized nature and lack of alternative uses and the Company recorded an impairment charge of $9,349,000 on long-lived assets. Property and equipment that is more versatile in nature was reduced to estimated net realizable value. At December 31, 2005, the carrying value of all long-lived assets is recorded at their estimated net realizable value.

Following the announcement of our staged wind down, NOVT committed to a plan for the sale of certain assets in accordance with the wind down plan. The plan included actively identifying and seeking buyers for these assets. In accordance with the provision of SFAS 144, assets held for sale are stated at estimated net realizable value and depreciation on these assets has been suspended (see also Note 5 to the consolidated financial statements).

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

NOVT uses distributors in countries where the distributors’ experience and knowledge of local radiation and medical device regulatory issues is considered beneficial by the Company’s management. Under the distributor arrangements, there are generally no purchase commitments and no provisions for cancellation of purchases. NOVT or the distributor may cancel the distributor agreements through mutual negotiation and settlement. As part of the staged wind down, such agreements were terminated and as of December 31, 2005, no such distribution agreements remained in force. In August 2005, in connection with the proposed sale of substantially all of the assets of our VBT business to Best Vascular, NOVT entered into a marketing representation agreement with Best Vascular and BMI.

Revenue from sales of catheters directly to hospitals is recognized upon shipment after the hospital has leased a Beta-Cath™ System and completed all licensing and other requirements to use the system. The Company recognizes revenue from sales of catheters and stents to customers at the time of shipment.

The Company retains ownership of the radiation source trains and transfer devices and enters into either a lease or service agreement with its customers. Revenue recognition begins after an agreement has been executed, the system has been shipped, and all licensing and other requirements to use the system have been completed. The revenue is recognized ratably over the term of the agreement. Under the terms of the agreement signed with customers located in the United States, replacement and servicing of the radiation source train and transfer device is required at six-month intervals or twelve-month intervals, depending on the model of the device. This amount is included in cost of sales as incurred. No other post-sale obligations exist.

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

Radiation and Transfer Devices and Amortization of Costs

The Company retains ownership of the radiation source trains (“RSTs”) and transfer devices (“TDs”) that are used by customers. The costs to acquire, test and assemble these assets are recorded as incurred. The Company has determined that based upon experience, testing and discussions with the FDA, the estimated useful life of RSTs and TDs exceeds one year and is potentially as long as four years. Accordingly, the Company classifies these assets as long-term assets (see Note 6 to the consolidated financial statements). Depreciation of the costs of these assets is included in Cost of Sales and is recognized over their estimated useful lives of 12 months and 36 months for RSTs and TDs, respectively, using the straight-line method. Depreciation begins at the time the Beta-Cath™ System is placed into service.

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

During 2004, the Company recorded a total impairment charge of $9,349,000 of which $3,443,000 related to radiation and transfer devices (see Note 15 to the consolidated financial statements). Subsequent to December 31, 2004, no depreciation was recorded.

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

Any compensation expense related to grants that do not vest immediately is amortized over the vesting period of the stock options using the straight-line method as that methodology most closely approximates the way in which the option holder earns those options (see Notes 1 and 12 to the consolidated financial statements).

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts related to trade accounts receivable for the estimated losses resulting from the inability of our customers to make required payments. Most of our customers are hospitals located in the U.S.; however, some are distributors of our products in foreign countries or hospitals located in Europe. The amount recorded in the allowances is based primarily on management’s evaluation of the financial condition of the customers. Actual losses from uncollectible accounts are charged against the allowance when it is determined that the account cannot be collected (see Note 3 to the consolidated financial statements). We also maintain allowances for doubtful collectability of promissory notes (see Note 22 to the consolidated financial statements).

Inventories

NOVT values its inventories at the lower of cost or market value on a first-in, first-out (FIFO) basis. Reserves are recorded for excess or obsolete inventory equal to the cost of the inventory. Shelf-life expiration or replacement products in the marketplace may cause product obsolescence. If actual product demand and market conditions become less favorable than those projected by management, additional provisions might be required which would negatively impact operating profits. NOVT evaluates the adequacy of these provisions quarterly (see Note 4 to the consolidated financial statements).

Intangible Assets

These assets consist of licenses, patents, and a customer list acquired from Guidant. They are recorded at cost and amortized over the term of the license, life of the patent, or estimated life of the customer list. During the fourth quarter of 2004, the Company performed an impairment evaluation in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Based on this evaluation, the Company recorded a charge of $1,719,000 to reduce the fair value of these assets to zero (see Note 15 to the consolidated financial statements).

Employment Termination Costs

As part of the wind down plan, NOVT has provided financial incentives through stay bonuses and severance payments to employees to remain with the Company to complete the sale of the VBT business and to manage the wind down. NOVT accounts for these termination benefits in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (see Note 16 to the consolidated financial statements).

RESULTS OF OPERATIONS

Comparison of Years Ended December 31, 2005 and 2004

Net Sales and Gross Margin

Net sales, cost of sales, and gross margin are comprised of the following (in thousands):

	Year Ended December 31,
	2005	2004	Increase (decrease)
Net sales:
United States	$6,035	$19,391	(68.9)%
Rest of World	1,852	3,877	(52.2)%

Total net sales	7,887	23,268	(66.1)%
Cost of sales	5,976	16,111	(62.9)%
Impairment charge	—	7,630	(100.0)%

Gross margin	$1,911	$(473)	504.0%

Both the U.S. and international VBT markets continued to be negatively affected by the introduction of drug-eluting stents.

Net sales decreased 66% to $7,887,000 for the year ended December 31, 2005, from $23,268,000 for the year ended December 31, 2004. Catheter unit volume in the U.S. declined 80% as drug-eluting stents have proven to be very effective in reducing in-stent restenosis. However, unit volume decline outside the U.S. was limited to 56% as drug-eluting stents are not as predominant in PTCA procedures outside of the United States. The volume decline in the U.S. was offset by a 53% increase in revenue from service and lease agreements for radiation devices which was facilitated by the transaction with Guidant in April 2004 that made NOVT the sole source of VBT technology and provided a stronger marketing position from which to bill for these services.

Stent revenue declined in Europe due to the presence of heavy competition from larger companies and with the introduction of drug-coated stents. In February 2005, NOVT terminated their distributorship agreement, and the sale of stents was discontinued by the Company in the first quarter of 2005.

Cost of sales declined for 2005 due to lower volume and elimination of other costs. Costs for variable items such as products, shipping, and royalties declined approximately $2,666,000. Significant changes in other costs include elimination of radiation device amortization of approximately $4,239,000 as all devices were considered fully impaired at December 31, 2004, lower expenses of approximately $721,000 for servicing fewer transfer devices used by customers, and lower manufacturing overheads of approximately $2,906,000 due to the reduction in force and elimination of depreciation on the radiation source train production facility after December 2004, now considered to be fully impaired. These reductions were offset by a net increase in AEA minimum purchase payments of approximately $833,000 due to full accrual of these costs for the remaining obligation through September 2006. In addition, there was no impairment charge in 2005, compared to $7,630,000 in 2004.

Operating Expenses

Operating expenses are comprised of the following (in thousands):

	Year Ended December 31,
	2005	2004	Increase (decrease)
Operating expenses:
Research and development	$749	$4,633	(83.8)%
Sales and marketing	4,360	12,558	(65.3)%
General and administrative	10,574	8,036	31.6%
Impairment charge	—	1,719	(100.0)%

Total operating expenses	$15,683	$26,946	(41.8)%

Research and Development Expenses. The 84% decline in research and development costs is due to reduced activity in product development and clinical trials. Clinical expenses declined by more than $1,017,000 due to the cessation of clinical trials and reduction of personnel. The product development department costs declined by $2,023,000 as all development was suspended following announcement of the wind down. The remaining expenses in R&D of approximately $844,000 relate to lower regulatory and medical affairs activity.

Sales and Marketing Expenses. Costs have declined mainly due to reduced sales and marketing personnel and the variable costs associated with revenue and staffing levels, such as commissions, travel, marketing incentives and trade show participation. Costs for the U.S. sales force declined $6,665,000 as U.S. field sales personnel were eliminated in February 2005 and costs for the European sales force declined $1,026,000 as all European personnel were eliminated by June 2005. The marketing staff and field activities declined, reducing costs by $806,000 and outside U.S. (“OUS”) marketing activity was eliminated reducing costs by $105,000. These reductions were offset by $460,000 in marketing related payments to Best Vascular pursuant to the marketing representation agreement between NOVT and Best Vascular entered into in August 2005 in connection with the asset sale transaction. (see Note 23 to the consolidated financial statements).

General and Administrative Expenses. The 32% increase in 2005 is related to professional and investment banking fees incurred for the merger transaction with ONI and the sale of assets to Best Vascular, as well as employment termination costs (see Note 16 to the consolidated financial statements), offset by lower personnel costs.

Impairment Charge. This charge in 2004 primarily relates to the unamortized value of the customer list purchased from Guidant in April 2004. The list is part of the enterprise-wide group of long-lived assets, which are impaired due to insufficient discounted projected cash flow to recover their carrying value (see Note 15 to the consolidated financial statements). As these assets are fully impaired, no expense for amortization was recorded in 2005.

Other Income

Other income is as follows (in thousands):

	Year Ended December 31,
	2005	2004	Increase (decrease)
Total other income(expense)	$(1,557)	$498	(412.7)%

The decrease is primarily the result of reserving for the doubtful collectability of the promissory note receivable from ONI of $3,000,000. This expense was offset by an increase in interest received of $161,000 that is primarily attributable to higher interest rates compared to 2004, to proceeds from the sale of assets during the initial stages of the wind down of $190,000, and to the recognition of foreign currency gain of $704,000 on dissolution of the European subsidiaries (see Note 20 to the consolidated financial statements). Following NOVT entering into the asset purchase agreement with Best Vascular in August 2005, no asset sales have occurred.

Net Loss

Net loss and per share results are as follows (in thousands, except per share):

	Year Ended December 31,
	2005	2004	Increase (decrease)
Net loss	$(15,329)	$(26,921)	(43.1)%
Net loss per share - basic and diluted	$(3.75)	$(6.59)	(43.1)%

The decrease in net loss is due to significant cost reductions begun early in the year with the announcement of the staged wind down, the absence of last year’s impairment charge of $9,349,000, and absence of depreciation and amortization for equipment, radiation devices, and intangibles. These reductions, however, were offset by significantly lower revenue, the impact of employment termination costs, expenses related to the asset sale and merger transactions, and the reserve for the ONI note receivable of $3,000,000.

Comparison of Years Ended December 31, 2004 and 2003

Net Sales and Gross Margin

Net sales, cost of sales, and gross margin are comprised of the following (in thousands):

	Year Ended December 31,
	2004	2003	Increase (decrease)
Net sales:
United States	$19,391	$57,915	(66.5)%
Rest of World	3,877	4,986	(22.2)%

Total net sales	23,268	62,901	(63.0)%
Cost of sales	16,111	24,315	(33.7)%
Impairment charge	7,630	—	—

Gross margin	$(473)	$38,586	(101.2)%

Both the U.S. and international VBT markets were negatively affected by the introduction of drug-eluting stents. The international market, however, did not decline as much because drug-eluting stents are not as predominant in PTCA procedures outside of the United States.

Net sales decreased 63% to $23,268,000 for the year ended December 31, 2004, from $62,901,000 for the year ended December 31, 2003. Catheter unit volume in the U.S. declined 70% as drug-eluting stents have proven to be very effective in reducing in-stent restenosis. However, unit volume decline outside the U.S. was limited to 33% for the reasons mentioned above. The volume decline in the U.S. was somewhat offset by a 112% increase in revenue from service and lease agreements for radiation devices which was facilitated by the transaction with Guidant in April 2004 that made NOVT the sole source of VBT technology and provided a stronger marketing position from which to bill for these services. By comparison, our 2003 revenues also included $2,150,000 of revenue recognition when 3.5F catheters were exchanged for 5.0F catheters. (For discussion of the recall of our 3.5F catheters, see Note 1 to our consolidated financial statements included in this Form 10-K.)

Stent revenue declined in Europe due to the presence of heavy competition from larger companies and with the introduction of DES.

Cost of sales for 2004 declined due to much lower unit volume and lower radiation device amortization as the 5.0F and many 3.5F radiation devices completed their amortizable life. Cost of sales does not decrease proportionally to sales due to higher fixed costs associated with excessive production and service capacity. In addition, $190,000 was recorded in 2004 related to royalty payments to Guidant in connection with the purchase of their customer list, and $695,000 in stand-by fees were paid to our supplier of radiation source trains (AEA) for maintaining their production facility in the absence of demand from the Company. Cost of sales also increased $7,630,000 as a result of the impairment (and related write-down in the carrying value) of the long-lived assets related to the production process.

Operating Expenses

Operating expenses are comprised of the following (in thousands):

	Year Ended December 31,
	2004	2003	Increase (decrease)
Operating expenses:
Research and development	$4,633	$11,986	(61.3)%
Sales and marketing	12,558	19,485	(35.6)%
General and administrative	8,036	8,237	(2.4)%
Impairment charge	1,719	—	—

Total operating expenses	$26,946	$39,708	(32.1)%

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

Sales and Marketing Expenses. Costs have declined mainly due to lower revenues and the variable costs associated with revenue and staffing levels, such as commissions, travel, marketing incentives and trade show participation. Costs for the U.S. sales force declined $6,300,000 as field sales personnel was reduced from 57 to 19. Other factors include fewer trade show activities and less travel than in 2003, when the 3.5F catheter system was relaunched, and a smaller in-house sales and marketing group supporting reduced field personnel.

General and Administrative Expenses. The 2.4% net decline in 2004 was attributed to cost reduction initiatives including lower headcount and reduced legal fees associated with patent filings, offset by the compliance costs of Sarbanes-Oxley Section 404, investment banking fees, and retention payments for key employees.

Impairment Charge. This charge primarily relates to the unamortized portion of the customer list purchased from Guidant in April 2004. The list is part of the enterprise-wide group of long-lived assets, which are impaired due to insufficient discounted projected cash flow to recover their carrying value (see Note 15 to the consolidated financial statements).

Other Income

Other income is as follows (in thousands):

	Year Ended December 31,
	2004	2003	Increase (decrease)
Total other income(expense)	$498	$254	96.1%

The increase is primarily attributable to the increase in interest income as a result of higher interest rates compared to 2003, a shift to longer maturity investments which enjoy a higher interest rate, and to proceeds from the sale of assets which occurred when the company consolidated U.S. operations into a single building.

Net loss

Net loss and per share results are as follows (in thousands, except per share):

	Year Ended December 31,
	2004	2003	Increase (decrease)
Net loss	$(26,921)	$(868)	3001.5%
Net loss per share - basic and diluted	$(6.59)	$(0.21)	3001.5%

The increase in net loss is due to the rapid decline in revenues, gross margin, and the Company’s inability to reduce costs proportionally. In addition, $9,349,000, or approximately 36% of the total, is the result of the impairment charge that reduced the carrying value of long-lived assets to fair value.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2005, NOVT cash and cash equivalents decreased to $10,449,000 from $19,082,000 at the end of 2004. Of this decrease, $13,522,000 was used to fund operating activities and $3,000,000 was loaned to ONI, offset by $9,648,000 provided by net redemptions of short-term investments, $235,000 from asset sales, and a net of $1,864,000 was transferred to restricted cash to fund payments made from the Rabbi trusts (as described below).

Operating activities

Net cash (used in) provided by operating activities consisted of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net loss	$(15,329)	$(26,921)	$(868)
Depreciation and amortization of property, equipment and intangibles	121	3,706	3,295
Depreciation of radiation and transfer devices	—	4,124	8,606
Impairment charge	—	9,349	—
Provision for doubtful promissory note	3,000	—	—
Foreign currency gain on dissolution of subsidiaries	(704)	—	—
Other non cash items	(132)	(168)	(265)

Changes in assets and liabilities:
Accounts receivable	1,372	3,502	2,043
Inventory	1,187	1,091	1,521
Prepaid expenses and other current assets	376	(290)	508
Other assets	35	742	890
Accounts payable	(940)	(33)	(753)
Accrued expenses	(961)	(3,125)	(3,527)
Unearned revenue	(1,547)	1,723	(2,258)

Net cash provided by (used in) operating activities	$(13,522)	$(6,300)	$9,192

The cash trend in 2005 is consistent with patterns expected of a declining business. The contraction of working capital items such as receivables and inventory is generating funds, offset by the use of funds to pay-down liabilities.

For the year ended December 31, 2005, $13,522,000 was used to fund operations. The loss due to the decline in revenue could not be totally offset by cost reductions and the contraction of working capital and non-cash items. The decline in receivables generated $1,372,000, as collections occurred faster than revenue replaced them. Inventory declined $1,187,000 with approximately $482,000 due to lower usage of items used to service radiation devices. The remainder of the inventory decline is attributable to reserves for excessive materials. The most significant use of working capital is the pay-down of accruals and payables. Unearned revenue declined as fewer customers renewed servicing agreements following announcement of the wind down, and some customers have opted to maintain their agreement in place on a month-to-month basis. Depreciation on radiation devices and property was not significant because all long-lived assets were considered impaired by December 31, 2004 (see Note 15 to the consolidated financial statements). Significant non-cash items affecting the net loss include the provision for doubtful collectability of the promissory note with ONI. The foreign currency gain associated with the dissolution of European subsidiaries is the cumulative effect of translation adjustments over the past six years as the Euro has strengthened in relation to the U.S. Dollar (see Note 20 to the consolidated financial statements).

Investing activities

Net cash provided by (used in) investing activities consisted of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Cash flows from investing activities:
Maturity/sale of short-term investments	$11,252	$10,715	$16,686
Purchase of short-term investments	(1,604)	(14,468)	(11,264)
Sale (purchase) of property and equipment	235	(517)	(723)
Transfer to restricted cash	(1,864)	—	—
Purchase of intangibles	—	(2,500)	—
Purchase of radiation and transfer devices	—	(1,106)	(3,557)
Issuance of note receivable	(3,000)	—	—

Net cash provided by (used in) investing activities	$5,019	$(7,876)	$1,142

Investments have been liquidated to fund losses in operations, professional fees related to the ONI and Best Vascular transactions, and expenses incurred in connection with the wind down. No cash was used to purchase property and equipment in the year ended December 31, 2005, as compared to the same period of 2004, when funds were expended to consolidate facilities. Also, no cash was used to purchase radiation source trains and transfer devices compared to the same period in the prior year due to the declining VBT business. This decrease in purchases is due to the existence of radiation source train inventory levels that will be adequate to meet the needs of NOVT for the foreseeable future. As part of the wind down plan, some assets have been sold, generating proceeds of $235,000. On May 18, 2005, NOVT entered into a merger agreement with ONI. In connection with this agreement, NOVT loaned ONI $3,000,000 (see Note 22 to the consolidated financial statements). A net transfer of $1,864,000 was made to the Novoste Corporation Executive Rabbi Trust and the Novoste Corporation Employee Rabbi Trust to fund employment termination costs.

Financing activities

No financing activities occurred during 2005 except for the issuance of a small number of shares needed to “round up” to even multiples in connection with the reverse stock split in November 2005. The only financing activity in 2004 was the receipt by NOVT of $15,000 from the exercise of stock options and sales of our Common Stock to employees under the stock purchase program.

Liquidity

The Company’s principal source of liquidity at December 31, 2005 consisted of cash, cash equivalents, restricted cash and short-term investments in the amount of $12,662,000, compared to $29,060,000 as of December 31, 2004.

In August 2001, the Company obtained a $10 million revolving line of credit with a financial institution (lender). This agreement was extended from time to time. In May 2004, NOVT replaced its working capital loan agreement and obtained a $5,000,000 revolving line of credit with the same financial institution (lender). On December 22, 2004, NOVT and the lender mutually agreed to terminate the line of credit, there being no foreseeable need for the revolving credit line and the small borrowing base that resulted from declining business (see Note 9 to the consolidated financial statements).

On February 22, 2005, the Company announced a staged wind down of the VBT business. On March 9, 2006, the Company completed the sale of substantially all of the assets of its VBT business to Best Vascular pursuant to the Amended and Restated Asset Purchase Agreement. The Company believes that existing cash will be sufficient to meet its working capital, financing and capital expenditure requirements through the final execution of the wind down.

Commitments

Other than the minimum purchase commitments for radiation source trains described below, at December 31, 2005, the Company had no significant commitments to purchase inventory components of the Beta-Cath™ System and other supplies, as compared to December 31, 2004 when the comparative amount was $221,000.

On October 14, 1999 NOVT signed a development and manufacturing supply agreement with AEA Technology-QSA, GmbH (“AEA”) for a source of radioactive supply and for the development of a smaller diameter radiation source. The agreement provided for the construction of a production line that was placed into service in October 2002. In addition, the agreement provides for joint ownership of all intellectual property arising from the development work and requires that AEA manufacture vascular brachytherapy sources only for NOVT. The agreement contains minimum purchase commitments and pricing guidelines have been established extending to 2006 and are reflected below on the table of contractual obligations. These estimates are subject to negotiation and settlement with AEA. During 2005, NOVT did not purchase any product and thus failed to reach the minimum purchase commitment level for product and paid AEA approximately $650,000, for minimum payment obligations, which was expensed in cost of sales. In addition NOVT has accrued an amount of $604,000 for the remaining minimum purchase amounts to be made in 2006, which was also expensed in cost of sales. At the termination of the agreement in September 2006, NOVT is obligated for costs associated with decommissioning the production facility and $557,000 has been accrued for this purpose and is being expensed in cost of sales in accordance with SFAS 143, Accounting for Asset Retirement Obligation. AEA disputes the NOVT calculation of the minimum contractual liability and the decommissioning amount as recorded in the NOVT financial statements as of December 31, 2005 and had further notified NOVT that it believes an additional $1,500,000 was owed by NOVT to AEA under the above agreement. As a result of recent discussions between AEA and NOVT, AEA has advised NOVT on a preliminary basis that it no longer disagrees with NOVT’s position regarding amounts owed by NOVT for inventory and minimum purchase payments and therefore, the total amount in dispute is no longer $1,500,000 and NOVT believes is instead $500,000, related to the decommissioning.

On June 20, 2001, the Company entered into a manufacturing and supply agreement with Bebig Isotopentechnik und Umweltdiagnostik GmbH (“Bebig”), a German corporation, to manufacture and supply the Company with radioactive sealed Strontium-90 seed trains. During each calendar year under the four-year contract, the Company guaranteed minimum annual payments to Bebig in varying amounts. All product purchases are credited against the annual guaranteed payment. In the event that the Company did not purchase product to exceed the annual guaranteed payment, the deficiency was due and payable to Bebig within thirty days after the end of each one-year contract period (see Note 15 to the consolidated financial statements). All payments of this obligation were completed during the first quarter of 2005 and the agreement expired June 19, 2005.

On January 31, 1996, the Company entered into a license agreement with a physician pursuant to which he is entitled to receive a royalty on the net sales of the Beta-Cath™ System (excluding consideration paid for the radioactive isotope), subject to a maximum payment of $5,000,000. Royalty fees to the physician aggregated $47,000, $206,000, and $585,000 in 2005, 2004 and 2003, respectively, and have been expensed in cost of sales. A total of $2,209,000 has been paid since the license became effective.

On January 30, 1996, the Company entered into a license agreement whereby Emory University assigned its claim to certain technology to the Company for royalties based on net sales (as defined in the agreement) of products derived from such technology, subject to certain minimum royalties. After the first commercial sale of royalty bearing products by NOVT, minimum royalties were due to Emory University in the following amounts: year 2 after the first commercial sale—$10,000; year 3—$15,000; year 4—$25,000; and years 5-10, $50,000 per year. The royalty agreement term is consistent with the life of the related patent and applies to any assignments of the patent technology to a third party. Royalty fees to Emory University aggregated $127,000, $468,000, and $1,192,000 in 2005, 2004 and 2003, respectively, and have been expensed in cost of sales.

On April 22, 2004, NOVT signed an asset purchase agreement with Guidant pursuant to which NOVT would acquire information regarding Guidant’s vascular brachytherapy business, including the customer list of Guidant in the United States and Canada. NOVT paid the sum of $2,500,000 to Guidant at the signing of the transaction and has agreed to pay 5% on its net sales to customers on the Guidant customer list that transition to NOVT’s products for a period of six months after April 22, 2004. After this six-month transition period, NOVT will pay an additional 5% on of all vascular brachytherapy products in the U.S. and Canada, up to an additional payment of $4,000,000 (see Notes 7 and 13 to the consolidated financial statements). Under this agreement, Guidant has earned $227,000 in additional payments during 2004 and $229,000 during 2005, or an aggregate total of $456,000 (see note 7 to the consolidated financial statements).

As part of the sale of substantially all of the VBT business assets, Best Vascular assumed the liabilities associated with all of the contracts and licensing agreements described above.

Concurrent with the execution of the original asset purchase agreement on August 25, 2005, NOVT, Best Vascular and BMI entered into a marketing representation agreement, that provides that Best Vascular will market and solicit orders for our existing inventory of products, including the Beta-Cath™ System, in consideration of the payment to Best Vascular of $25,000 on a weekly basis. On October 12, 2005, concurrent with the amendment and restatement of the asset purchase agreement, NOVT, Best Vascular and BMI entered into an amendment no. 1 to marketing representation agreement that extended the termination date from October 14, 2005 to December 31, 2005, consistent with the extension of the corresponding termination date in the amended and restated asset purchase agreement. On November 30, 2005, NOVT, Best Vascular and BMI entered into amendment no. 2 to marketing representation agreement that extended the termination date from December 31, 2005 to February 15, 2006, consistent with the extension of the corresponding termination date in amendment no. 1 to amended and restated asset purchase agreement. These termination dates for each of the amended and restated asset purchase agreement and marketing representation agreement were further extended from February 15, 2006 to March 31, 2006 pursuant to amendments entered into by NOVT, BMI and Best Vascular on January 27, 2006. A total of $460,000 has been paid for these services during 2005. As of December 31, 2005 we had contractual obligations of $325,000 for payments due under the marketing representation agreement.

As of December 31, 2005, we had contractual obligations as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Operating leases	$61	$61	$—	$—	$—
Marketing representation	325	325	—	—	—
Purchase obligations	623	623
Decommission obligations	557	557	—	—	—

Total	$(1,566)	$(1,566)	$—	$—	$—

Approximately $1,180,000 of the purchase obligations and decommission obligations listed above relate to purchase contracts denominated in Euros. This amount was derived from converting such obligations by using a December 31, 2005 conversion rate of $1.18 USD to 1 Euro. As noted above, some of these obligations extend to September 2006 and the actual settlement amount may be different from the amount presented based on the conversion rate as of December 31, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

We do not maintain any off-balance sheet financing arrangements apart from the operating leases described above.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued FASB Statement No. 123(R) (revised 2004), Share Based Payment. Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is effective for the Company after December 31, 2005 (i.e., for our first quarter 2006). All public companies must use either the modified prospective or the modified retrospective transition method. We are currently evaluating the impact of adoption of this pronouncement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

The Company does not participate in derivative financial instruments, other financial instruments for which the fair value disclosure would be required under SFAS 107, Disclosures about Fair Value of Financial Instruments, or derivative commodity instruments. All of the Company’s investments are in short-term, investment-grade commercial paper, corporate bonds, certificates of deposit and U.S. Government and agency securities that are carried at fair value on our books.

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

At December 31, 2005, the Company had $10,449,000 in cash and cash equivalents with a weighted average interest rate of 3.96%, $1,864,000 in restricted cash with a weighted average rate of 4.21% and $349,000 in available-for-sale investments with a weighted average interest rate of 4.05%. At December 31, 2004, the Company had $19,082,000 in cash and cash equivalents with a weighted average interest rate of 1.82% and $9,978,000 in available-for-sale investments with a weighted average interest rate of 2.56%.

Foreign Currency Risk

International revenues from the Company’s foreign direct sales and distributor sales comprised 23.5%, 16.7% and 7.9% of total revenues for the years ended December 31, 2005, 2004 and 2003, respectively. With the exception of the Australian, Chinese and New Zealand distributors, which sales are denominated in U.S. dollars, sales are denominated in Euros. The Company experienced an immaterial amount of transaction gains and losses for the year ended December 31, 2005.

The Company is also exposed to foreign exchange rate fluctuations as the financial results of its Dutch, Belgian, German and French subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results when translated may vary from expectations and adversely impact overall expected profitability. During 2005, the Euro decreased against the dollar from $1.36 to $1.18, a 13% decrease resulting in approximately $130,000 of Other Comprehensive Loss.

The European subsidiaries were established in 1998 and 1999 and over the years, the accumulated translation adjustment had accumulated to approximately $704,000. In February 2005, the board of directors at NOVT concluded that the VBT business was not viable and authorized management to begin a staged wind down of company operations. Upon sale or complete or substantially complete liquidation of an investment in a foreign entity, FASB Statement 52, Foreign Currency Translation, requires that the accumulated translation adjustment component of equity related to that investment be included in measuring the resulting gain or loss. At December 31, 2005, these subsidiaries had only minor amounts of assets remaining and met the criteria of substantially complete liquidation within the meaning of SFAS 52. We recorded this accumulated translation amount as income for the financial statements at December 31, 2005.

Approximately $1,180,000 of our purchase obligations listed under “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” relate to purchase contracts of future expenses that are denominated in Euros. These amounts were derived from converting the purchase obligations using a December 31, 2005 conversion rate of $1.18 USD to 1 Euro. As noted above, some of these obligations extend to September 2006 and the actual settlement amount may be different from the amount that is presented based on the conversion rate as of December 31, 2005.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, with the reports of the independent registered public accounting firms, listed in Item 15, are included in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported on a Current Report on Form 8-K filed with the SEC on November 18, 2005, the Company received notice on November 16, 2005 from Ernst & Young LLP (“E&Y”), its independent registered public accounting firm, that E&Y resigned their engagement as the Company’s independent registered public accounting firm effective November 16, 2005.

As previously reported, in connection with the audits of the Company’s financial statements for each of the two most recent fiscal years ended December 31, 2004 and in the subsequent interim period preceding their resignation, there were no disagreements with E&Y which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of E&Y would have caused E&Y to make reference to the subject matter of the disagreements in connection with its reports. E&Y’s reports on the financial statements of the Company for each of the past two years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. The Company had requested E&Y to furnish it a letter addressed to the SEC stating whether it agreed with the above statements and a copy of that letter, dated November 18, 2005, was filed as Exhibit 16.1 to the above-referenced Form 8-K.

On November 30, 2005, as previously reported on a Current Report on Form 8-K filed with the SEC on December 5, 2005, the Company’s audit committee appointed Tauber & Balser, P.C. as the Company’s independent registered public accounting firm. During the Company’s two most recent fiscal years and in the subsequent interim period preceding their engagement, the Company did not consult Tauber & Balser, P.C. with respect to (i) the application of accounting principles to any transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that Tauber & Balser, P.C. concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions thereto) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

Changes in Internal Control. During the fiscal quarter ended December 31, 2005, there have been no significant changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF NOVT

Our directors as of December 31, 2005 are as follows:

Class I—Directors Whose Terms Expire in 2006

J. Stephen Holmes, age 62. Mr. Holmes has served as a director of NOVT since October 1992. He became President of Teleflex Medical, N.A., a medical device company, in March 2002. He retired from Weck Closure Systems in August 2003 where he served as President from February 1998 through March 2002. Mr. Holmes was Executive Manager of Saber Endoscopy, LLC, a medical device company he formed in February 1996. From 1992 through 1995, Mr. Holmes was a private investor, having founded several start-up companies from 1979 through 1992, including Adler Instrument Company, Inc., SOLOS Ophthalmology, Inc. and SOLOS Endoscopy, Inc., which he founded in 1982, 1988 and 1990, respectively, and in which he sold his interests in 1988, 1991 and 1991, respectively. Mr. Holmes received a B.S. in Marketing from the University of Evansville.

Stephen I. Shapiro, age 61. Mr. Shapiro has served as a director of NOVT since October 1996. Mr. Shapiro previously served as a director of NOVT from August 1995 until his resignation in March 1996. Since 1999, he has been an independent consultant for venture capital firms, including Advanced Technology Ventures and Galen Associates. Beginning in 1982, he was a managing principal of The Wilkerson Group, now integrated into IBM’s healthcare consulting group with clients in the health care industry. From 1970 to 1982, Mr. Shapiro held a variety of technical management and strategic planning positions with Union Carbide Clinical Diagnostics and Becton Dickinson and Company. Mr. Shapiro received a B.S. degree in Chemical Engineering from the Massachusetts Institute of Technology and a M.S. degree in Chemical Engineering from the University of California at Berkeley.

William E. Whitmer, age 72. Mr. Whitmer has served as a director of NOVT since October 1992. He was also a director of Interland Inc., a NASDAQ-listed company, from March 2000 until the company’s merger with Micron Electronics, Inc. in 2002. Mr. Whitmer is a Certified Public Accountant and management consultant. From 1989 until 1992, he was a partner of Ernst & Young, having served as the Associate Managing Director of that firm’s southern United States management consulting group. From 1968 through 1989, Mr. Whitmer was a partner of Arthur Young & Company, having served as the Managing Partner of its East and Southeast United States regions of the management consulting practice from 1975 through 1989. Mr. Whitmer received a B.A. in Economics from Denison University.

Class II—Directors Whose Terms Expire in 2007

Alfred J. Novak, age 58. Mr. Novak was elected by the Board of Directors to the position of a director and President and Chief Executive Officer of NOVT on October 16, 2002. Since December 1997, he has served as Chairman of the Board of Directors of ProRhythm, Inc., a start-up medical device company engaged in electrophysiology. In September 1998, he co-founded and was a management board member of Syntheon LLC, a company that developed minimally invasive medical devices for the vascular and endoscopic markets. Mr. Novak also serves as a Director of OrbusNeich Medical Company Ltd., an interventional vascular company, since April 1998. From July 1996 until January 1998, Mr. Novak was President, Chief Executive Officer and a director of Biosense, Inc., a company that developed a position sensor incorporated into catheters and used in interventional cardiology, electrophysiology, and image guided surgery, and which was acquired by Johnson & Johnson in October 1997. Mr. Novak was employed by Cordis Corporation in April 1984 and served as its Vice President and Chief Financial Officer and a member of the executive committee until Cordis was acquired by Johnson & Johnson in February 1996. Mr. Novak received his M.B.A. from the Wharton School of the University of Pennsylvania and earned his B.S. at the U.S. Merchant Marine Academy.

Judy Lindstrom, age 61. Ms. Lindstrom was elected a director of NOVT in June 2002, by our Board of Directors, to fill a vacancy in the Class II director class. Ms. Lindstrom is currently a consultant and member of the board of directors of Genis Technology, a tissue regeneration technology company. Ms. Lindstrom was Chief Operating Officer of Portland Orthopaedics from 2001 until 2005. From 1998 to until 2001, Ms. Lindstrom had her own consulting firm, J.L. International, specializing in international medical device marketing and operations. From 1996 to 1998, Ms. Lindstrom was employed by Wright Medical Technology, Inc., serving as that company’s Executive Vice President of Global Sales and Marketing. Ms. Lindstrom served on the board of directors of Everest Medical Corporation from 1991 to 1995 and as a member of the board of directors of the Health Industry Manufacturers Association in 1994. She was employed by Baxter International in 1975 and was general manager of the Orthopedic Business of Baxter until 1991. Ms. Lindstrom received a diploma in Registered Nursing from DePaul Hospital in Norfolk, Virginia and earned a B.S. degree in Biology from William and Mary College in Williamsburg, Virginia.

Class III—Directors Whose Terms Expire in 2008

Thomas D. Weldon, age 50. Mr. Weldon co-founded NOVT and has served as a director since May 1992, when we began operations. In June 1998, Mr. Weldon became Chairman of NOVT. From May 1992 through March 1999, Mr. Weldon also served as Chief Executive Officer of NOVT. He again served as Chief Executive Officer of NOVT, on an interim basis, from January to October 2002, during our search for a new Chief Executive Officer. In April 1999, he co-founded The Innovation Factory, a medical device venture, where he currently serves as Chairman. Mr. Weldon co-founded and was President, Chief Executive Officer and a Director of Novoste Puerto Rico Inc., a manufacturer of disposable cardiovascular medical devices, from 1987 to May 1992, prior to its sale. His previous responsibilities included management positions at Arthur Young & Company and Key Pharmaceuticals. Mr. Weldon received a B.S. in Industrial Engineering from Purdue University and an M.B.A. in Operations and Systems Management from Indiana University.

Charles E. Larsen, age 54. Mr. Larsen co-founded NOVT and has served as a director since May 1992, when we began operations. Currently, Mr. Larsen is Vice Chairman of The Innovation Factory, a medical device venture that he co-founded in 1999. Mr. Larsen is also a Managing Director of Accuitive Medical Ventures. As an employee of NOVT, he served as Chief Operating Officer from 1992 until 1997, and then as Senior Vice President and Chief Technical Officer until 1999. Mr. Larsen co-founded and was Vice President and Director of Novoste Puerto Rico, Inc. from 1987 to May 1992. From 1983 through 1987, Mr. Larsen was a manager of manufacturing engineering at Cordis Corporation. Mr. Larsen received a B.S. in Mechanical Engineering from New Jersey Institute of Technology.

DIRECTORS OF NOVT AFTER CHANGE IN COMPOSITION IS EFFECTIVE

As described under Item 1, “Business – Overview – Settlement Agreement with Steel Parties,” NOVT has entered into a Settlement Agreement dated as of March 16, 2006 with the Steel Parties. Pursuant to the Settlement Agreement, the board of directors will be reduced in size from seven to four members and the current NOVT board of directors has approved a reconstituted board, which will consist of three appointees of the Steel Parties, Jack L. Howard, John Quicke and Leonard Toboroff, as well as William E. Whitmer, who is currently a member of the board. Each of these changes in composition of the board will be effective on the later of (i) the tenth calendar day after the date of filing and dissemination to our shareholders of an Information Statement pursuant to Section 14(f) of the Exchange Act (or such later date as may be required to comply with any comments of the staff of the SEC) and (ii) the filing by us with the SEC of our annual report on Form 10-K for the twelve months ended December 31, 2005, but in no event later than April 17, 2006. We currently expect that the change in composition will be effective on or around March 31, 2006. Pursuant to Florida law, those directors elected by the board of directors to fill vacancies as Class II and Class III directors hold office until the next shareholders’ meeting at which directors are elected.

The information below describes the members of our board upon effectiveness of the changes to be effected pursuant to the Settlement Agreement:

Class I—Directors Whose Terms Will Expire at the 2006 Annual Meeting

Leonard Toboroff, age 73. Mr. Toboroff has served as a Vice Chairman of the Board of Allis-Chalmers Energy Inc., a provider of products and services to the oil and gas industry, since May 1988 and served as Executive Vice President from May 1989 until February 2002. He served as a director and Vice President of Varsity Brands, Inc. (formerly Riddell Sports Inc.), a provider of goods and services to the school spirit industry, from April 1998 until it was sold in September 2003. Mr. Toboroff has been an Executive Director of Corinthian Capital Group, LLC, a private equity fund, since October 2005. He is also a director of Engex Corp., a closed-end mutual fund. Mr. Toboroff does not beneficially own any NOVT securities.

William E. Whitmer. See information under “—Directors of NOVT” above.

Class II—Directors Whose Terms Will Expire in 2007

John Quicke, age 56. Mr. Quicke has served as a Vice President of SPL since September 2005. Mr. Quicke has served as a director of WHX since July 2005 and as a Vice President since October 2005. He served as a director, President and Chief Operating Officer of Sequa Corporation, a diversified industrial company, from 1993 to March 2004, and Vice Chairman and Executive Officer of Sequa from March 2004 to March 2005. As Vice Chairman and Executive Officer of Sequa, Mr. Quicke was responsible for the Automotive, Metal Coating, Specialty Chemicals, Industrial Machinery and Other Product operating segments of the company. From March 2005 to August 2005, Mr. Quicke occasionally served as a consultant to Steel Partners and explored other business opportunities. Mr. Quicke does not beneficially own any NOVT securities.

Class III—Directors Whose Terms Will Expire in 2008

Jack L. Howard, age 44. Mr. Howard has been a registered principal of Mutual Securities, Inc., a registered broker-dealer, since 1989. He has served as the Vice President and Vice Chairman of Steel Partners, Ltd., a management and advisory company that provides management services to Steel Partners II, L.P. and its affiliates, since December 2003. Mr. Howard has served as Chairman of the Board of WebFinancial Corporation, a consumer and commercial lender, since June 2005, as a director of WebFinancial since 1996 and as its Vice President since December 1997. From December 1997 to May 2000, he also served as Secretary, Treasurer and Chief Financial Officer of WebFinancial. He has served as Chairman of the Board and Chief Executive Officer of Gateway Industries, Inc., a provider of database development and web site design and development services, since February 2004, as Vice President of Gateway since December 2001 and as a director of Gateway since May 1994. He is also a director of BNS Co., a real estate management company, WHX Corporation, a holding company, and CoSine Communications, Inc., a global telecommunications equipment supplier. Mr. Howard is deemed to beneficially own 663 shares of NOVT’s Common Stock owned by J.L. Howard, a corporation controlled by Mr. Howard.

AUDIT COMMITTEE

The board of directors has a standing Audit Committee. The Audit Committee is currently comprised of William E. Whitmer, J. Stephen Holmes and Judy Lindstrom, with Mr. Whitmer serving as chairman. As described above under “—Directors of NOVT After Change in Composition is Effective,” Ms. Lindstrom and Mr. Holmes are resigning from the board and no decision has been made as to whether any of the newly appointed directors will replace them on the Audit Committee. Pursuant to the terms of the Settlement Agreement, we expect that Mr. Whitmer will remain a member of the Audit Committee, although no decision has been made as to whether he will continue to serve as its chairman. The current board of directors has determined that Mr. Whitmer is an “audit committee financial expert,” as that term is defined in Item 401(h) of Regulation S-K, and that all of the current members of the Audit Committee are “independent” for purposes of current listing standards of the NASDAQ Stock Market and Section 10A(m)(3) of the Securities Exchange Act of 1934.

CODE OF ETHICS

The board of directors has adopted a code of business conduct and ethics that applies to all of the Company’s employees, officers and directors. The text of the code of business conduct and ethics is posted on the Company’s Internet website (http://www.novtcorporation.com).

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16 of the Exchange Act requires that officers, directors and holders of more than 10% of our Common Stock (collectively, “reporting persons”) file reports of their trading in NOVT equity securities with the SEC. Based on a review of Section 16 forms filed by the reporting persons during the last fiscal year, NOVT believes that all reporting persons complied with all applicable Section 16 requirements for Form 3, Form 4 and Form 5 filings during 2005.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION AND OTHER INFORMATION

The following table sets forth a summary of the compensation paid or accrued by us during fiscal years 2005, 2004 and 2003 to (i) our Chief Executive Officer and the other two executive officers of the Company who were serving as executive officers at the end of fiscal year 2005 and whose compensation during fiscal year 2005 exceeded $100,000 and (ii) two former executive officers of the Company whose compensation during fiscal year 2005 exceeded $100,000 but who were not serving as executive officers at the end of fiscal year 2005 (collectively, the “Named Executive Officers”):

Summary Compensation Table

		Annual Compensation				Long-Term Compensation(3)
Name and Principal Position	Year	Salary	Bonus (1)	Other Annual Compensation(2)		Restricted Stock Awards	Common Stock Underlying Options	All Other Compensation(4)
Alfred J. Novak	2005	$436,889	$385,125	$16,163	(5)	$—	—	$753,880
President and CEO	2004	429,441	489,538	29,487		—	200,000	5,333
	2003	350,000	123,452	72,156		—	8,700	4,671

Daniel G. Hall	2005	195,000	159,775	—		—	—	355,474
VP and Corporate	2004	197,772	170,675	—		—	—	3,955
Secretary & General Counsel	2003	186,810	47,287	—		—	8,700	2,612

Subhash C. Sarda (6)	2005	180,000	140,000	—		—	—	344,040
VP - Chief Financial Officer	2004	160,096	142,660	—		—	—	3,196
	2003	—	—	—		—	—	—

Adam G. Lowe (7)	2005	71,225	70,917	—		—	—	232,904
VP - Operations	2004	180,761	154,634	—		—	—	3,268
	2003	167,228	42,330	—		—	8,700	3,015

Robert N. Wood, Jr. (8)	2005	50,502	58,345	—		—	—	285,434
VP - Sales and Marketing	2004	271,296	222,370	—		—	75,000	4,750
	2003	223,649	56,612	—		—	8,700	4,280

(1)	Bonus compensation for 2005 includes payments of executive retention bonuses, as described below under the caption “Executive Retention Bonus Agreements.”
(2)	Except as provided below, we did not pay any other annual compensation to the Named Executive Officers during the fiscal years 2005, 2004 and 2003.
(3)	NOVT did not grant any stock appreciation rights or make any long-term incentive payouts to the Named Executive Officers during the fiscal years 2005, 2004 and 2003.
(4)	The amounts shown for 2005 include (i) termination and severance payments (Mr. Novak — $721,500; Mr. Hall — $321,500; Mr. Sarda — $302,000; Mr. Lowe — $207,000; and Mr. Wood — $260,000); (ii) lump sum payment for health insurance benefits (Mr. Novak — $30,522; Mr. Hall —$30,074; Mr. Sarda — $39,963; Mr. Lowe — $24,480; and Mr. Wood — $24,480); and (iii) matching contributions to the defined contribution 401(k) plan (Mr. Novak — $1,858; Mr. Hall — $3,900; Mr. Sarda — $2,077; Mr. Lowe — $1,424; and Mr. Wood — $954).
(5)	Consists of payments for Mr. Novak’s apartment and airfare fees paid by us under the terms of Mr. Novak’s employment agreement, dated October 8, 2002.
(6)	Mr. Sarda became an executive officer of the Company on February 11, 2004.
(7)	Mr. Lowe’s employment with the Company terminated on April 29, 2005.
(8)	Mr. Wood’s employment with the Company terminated on March 4, 2005.

Stock Options

No options were granted to the Named Executive Officers during fiscal year 2005.

Option Exercises and Holdings

The following table sets forth certain information concerning the number and value realized of options exercised during fiscal year 2005, and the number and value of unexercised options held at December 31, 2005 by the Named Executive Officers.

Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options at December 31, 2005		Value of Unexercised In- the-Money Options at December 31, 2005 (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Alfred J. Novak	—	—	154,132	73,043	$—	$—
Daniel G. Hall	—	—	35,225	5,231	$—	$—
Subhash C. Sarda	—	—	19,608	7,892	$—	$—
Adam G. Lowe	—	—	—	—	$—	$—
Robert N. Wood	—	—	—	—	$—	$—

(1)	Based on the closing sale price of our Common Stock on The NASDAQ National Market as of December 31, 2005 ($2.22 per share) minus the applicable exercise price.

Executive Termination Agreements

We entered into amended and restated termination agreements with our executive officers (including the Named Executive Officers) in May 2003 (except the amended and restated termination agreement with Mr. Sarda which was entered into in April 2004), which provide for benefits in the event of a termination of an executive officer after a change in control of NOVT. The termination agreements have an initial term from the date of execution of the termination agreements through December 31, 2003. After the initial term, the termination agreements are automatically extended each January 1 thereafter for one-year terms, unless notice not to extend the agreement is given not later than 12 months prior to such January 1. If a change in control (as defined in the termination agreement) occurs during the term, the termination agreement extends for 24 months even if such notice not to extend is given. Each executive officer who has entered into a termination agreement has agreed that following the termination of employment, if any, of such executive officer, he or she will be subject to a one-year non-compete and non-solicitation agreement with us.

Prior to the amendment of such agreements as described below, upon a change in control of NOVT and the subsequent termination of an executive officer without cause or for good reason, the executive officer will receive benefits including, but not limited to, the following: a severance payment equal to three times (or, in the case of executive officers who have served for two or less full years as an executive officer of NOVT, two times) his or her annual salary and bonus, as calculated pursuant to the terms of the termination agreement; a pro-rata portion of his or her target bonus for the year in which the change in control occurs; total health care benefits for 18 months; the use of office space or outplacement services for six months; and reimbursement of specified legal fees and expenses. In the event that any payments made by us to an executive officer in connection with the change in control would be subject to the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended, we are obligated to make whole the executive officer with respect to such excise tax.

In May 2005, we entered into amendments to each of the amended and restated termination agreements with our executive officers (including the Named Executive Officers other than Messrs. Lowe and Wood whose employment with NOVT had terminated). Such amendments provide that in the case of a change in control of NOVT involving a transaction with ONI, Best Vascular or certain other specified party, but only in such cases, the severance payments payable to such executive officers equal to three times annual salary and bonus are reduced as follows:

•	to 1.75 times annualized salary (as calculated pursuant to the terms of the amended and restated termination agreements and the amendments thereto) for executive officers other than Mr. Novak; and

•	to two times salary and performance bonus (as calculated pursuant to the terms of the amended and restated termination agreement and the amendment thereto) for Mr. Novak.

Executive Retention Bonus Agreements

In April 2004, we entered into executive retention bonus agreements with our executive officers (including the Named Executive Officers), which provide for benefits to the executive officers for continued loyalty to NOVT during its restructuring period. These agreements were subsequently amended in the fourth quarter of 2004. The retention agreements are in effect from April 1, 2004 until December 31, 2005. Under the retention agreements, the executive officers will continue to perform the duties and responsibilities that are commensurate with each executive officer’s position and will perform such other duties as we may reasonably require of the executive officers. The executive officers will also continue to devote their best efforts and full business time and attention to the performance of services customarily incident to each executive officer’s position and to such other services as we may request. Each executive officer has received the following retention bonus payments:

•	Mr. Novak received $333,350 for remaining in our employ through December 31, 2004, and $385,125 for remaining in our employ through September 30, 2005. On November 11, 2005, Mr. Novak entered into a letter agreement with NOVT with respect to his continued employment with NOVT. See “—November 2005 Letter Agreements”.

•	Mr. Hall received $124,550 for remaining in our employ through December 31, 2004, and $159,775 for remaining in our employ through September 30, 2005. On November 11, 2005, Mr. Hall entered into a letter agreement with NOVT with respect to his continued employment with NOVT. See “—November 2005 Letter Agreements.”

•	Mr. Sarda received $100,000 for remaining in our employ through December 31, 2004 and $140,000 for remaining in our employ through September 30, 2005. On November 11, 2005, Mr. Sarda entered into a letter agreement with NOVT with respect to his continued employment with NOVT. See “—November 2005 Letter Agreements.”

•	Mr. Lowe received $111,500 for remaining in our employ through December 31, 2004, and $70,917 for remaining in our employ through April 29, 2005 (his last date of employment by the Company).

•	Mr. Wood received $166,675 for remaining in our employ through December 31, 2004 and $58,345 for remaining in our employ through March 4, 2005 (his last date of employment by the Company).

With respect to Mr. Novak, his employment will continue to be terminable as described in the employment agreement between us and Mr. Novak, dated October 8, 2002, which agreement is described in greater detail below. If Mr. Novak is terminated without cause (as such term is defined in his employment agreement), he will receive benefits as set forth in the employment agreement. With respect to the other executive officers, their employment will continue to be terminable at-will. If we terminate an executive officer without cause (as such term is defined in the retention agreements) prior to December 31, 2005, the executive officer will receive a severance package equal to 52 weeks salary at the executive officer’s rate of base pay on the date of termination. If we terminate an executive officer without cause (i) after December 31, 2004 and before March 31, 2005, we will also pay the executive officer a prorated amount of the retention bonus he would have been entitled to, and (ii) before December 31, 2005, we will also pay the executive officer a prorated amount of the annual target/performance bonus he would have been entitled to in connection with his employment with NOVT. These payments are subject to such executive officer’s execution and non-revocation of a release agreement referred to in the retention agreements. Messrs. Lowe and Wood ceased being employed by NOVT in April and March 2005, respectively. As a result, they each received a pro rated bonus payment, as further described above, for their retention as NOVT employees during a portion of the quarterly period ended June 30, 2005 and March 31, 2005, respectively. In addition, Messrs. Lowe and Wood each received a severance package equal to 52 weeks salary at their respective base pay rates on their respective dates of termination.

Executive Employment Agreement

On October 8, 2002, we entered into an employment agreement with Mr. Novak which set forth the terms and conditions of Mr. Novak’s employment as our chief executive officer. The employment agreement provided that, as compensation for Mr. Novak’s services, we would pay a base salary of at least $350,000 per annum (with Mr. Novak’s performance to be reviewed annually by our board of directors) and grant a ten-year non-incentive stock option to purchase an aggregate of 700,000 shares of our Common Stock, at an exercise price equal to the fair market value per share of the stock on the day of grant, upon the terms and conditions (including vesting schedules) as set forth in stock option agreements between Mr. Novak and us. Mr. Novak was also entitled to participate in our discretionary annual incentive cash bonus plan for executive officers, established to reward participating individuals for their contribution to the achievement of key annual corporate objectives approved by the board of directors. The employment agreement also provided that we would provide (1) a company-paid apartment for Mr. Novak’s use and pay all expenses to the apartment including, rent, utilities, and furniture rental up to $3,500 per month, (2) airfare for weekly visits to his family and (3) health, life, disability or other insurance plans, retirement plans, 401(k) plans, stock purchase plans and all other employee benefit plans that are offered by us, subject to the terms and conditions of those plans.

Mr. Novak’s employment could be terminated at any time by us:

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

Mr. Novak could also terminate his employment at any time for “good reason” or upon 90 days’ prior written notice to us without good reason.

If Mr. Novak’s employment is terminated for cause, unsatisfactory performance, death or permanent disability, or by him without good reason, he (or his estate, as the case may be) will be entitled to be paid any accrued but unpaid salary earned by him through the date of his termination. If Mr. Novak’s employment is terminated by us without cause or unsatisfactory performance (other than by reason of death or permanent disability) or by him for good reason, he will be entitled to (1) receive all accrued but unpaid salary earned through the date of termination, (2) receive a lump sum cash severance payment on the termination date equal to two times his “annualized includable compensation,” taking as a base period the two most recent taxable years ending before the termination date, and (3) accelerate the vesting of options for up to 400,000 shares of Common Stock from the initial option grant described above so that they become fully vested and exercisable on the termination date.

Lowe and Wood Severance and Release Agreements

In connection with the termination of the employment of Messrs. Lowe and Wood, NOVT entered into severance and release agreements with each of Messrs. Lowe and Wood on April 29, 2005 and March 4, 2005, respectively. The severance and release agreements provided for the following:

•	severance payments of $182,000 and $235,000 to each of Messrs. Lowe and Wood, respectively, representing 52 weeks salary;

•	payment or reimbursement of health insurance premiums for coverage for two months following the date of termination;

•	a pro rated payment through the termination date of the retention bonus payments payable under their executive retention bonus agreements with NOVT;

•	in the event of a change of control of NOVT as defined in the amended and restated termination agreements, such severance payment as each executive officer would be entitled under his amended and restated termination agreement with NOVT.

•	in the event of a change of control of NOVT, health care premiums for a period of 18 months following termination of employment; and

•	releases by each of Messrs. Lowe and Wood of any claims he had, has or might have against NOVT.

November 2005 Letter Agreements

On November 11, 2005, the Company entered into letter agreements with each of Messrs. Novak, Hall and Sarda, which provide as follows:

Letter Agreement with Mr. Novak

The letter agreement with Mr. Novak provides that Mr. Novak will continue to be employed by the Company through March 31, 2006 at which time his employment will terminate, subject to the option of the Company to extend Mr. Novak’s employment through April 30, 2006. During the period of his employment, Mr. Novak will be entitled to receive his base salary at the rate in effect on the date of the agreement and all accompanying benefits of employment. In addition, under the terms of the letter agreement, Mr. Novak received or is entitled to receive the following payments and benefits:

•	a payment of $579,200 which was paid on the date of execution of the letter agreement;

•	a payment of $142,300 which was paid on January 2, 2006; provided, however, that if there is a change in the composition of the Company’s board of directors as set forth in the letter agreement (a “Company Board Change”), this payment would be accelerated and paid upon the occurrence of such event (to the extent such payment was not previously made);

•	payments of $27,375 to be paid at the end of January, February and March 2006, unless Mr. Novak has voluntarily terminated his employment prior to the receipt of such payments without “good reason” as defined in the letter agreement; provided, however, that if there is a Company Board Change, these payments will be accelerated and paid upon the occurrence of such event; and provided further, however, that if Mr. Novak voluntarily terminates his employment without “good reason” prior to March 31, 2006 after his receipt of any such accelerated payments, he must repay to the Company a pro rata portion of such payments based on the number of days prior to March 31, 2006 that his employment terminated;

•	a payment of $18,250 to be paid on April 30, 2006 if the Company elects to extend Mr. Novak’s employment to April 30, 2006;

•	a payment of $30,522 for health insurance benefits which was paid on December 31, 2005;

•	amounts representing the value of Mr. Novak’s vested benefits under the Company’s 401(k) plan, to be paid out in accordance with such plan;

•	continuation of Mr. Novak’s travel and housing arrangements;

•	amounts representing four weeks of accrued but unused personal and vacation time; and

•	unreimbursed business expenses and up to $10,000 to reimburse any reasonable legal expenses incurred by Mr. Novak in connection with the letter agreement.

Pursuant to the letter agreement and subject to the last sentence of this paragraph, Mr. Novak (a) releases the Company from any liabilities or obligations of the Company to Mr. Novak under his employment agreement with the Company described above (other than for Mr. Novak’s travel and housing benefit) and under his amended and restated termination agreement with the Company described above, and (b) acknowledges that the payments to be made pursuant to the letter agreement represent all consideration that Mr. Novak is entitled to receive from the Company (other than any rights to indemnification to which Mr. Novak may be entitled or Mr. Novak’s travel and housing benefit) and that the letter agreement supersedes in its entirety his amended and restated termination agreement and supersedes his employment agreement other than Mr. Novak’s travel and housing benefit and certain specified sections unrelated to compensation. In the event Mr. Novak’s letter agreement with the Company is the subject of any litigation or adversary proceeding that is not initiated by Mr. Novak, the release by Mr. Novak of the Company as described above becomes null and void and Mr. Novak will receive under his amended and restated termination agreement or employment agreement, such payments as he is entitled to receive thereunder, offset by certain of the payments described above to the extent such payments have previously been made to Mr. Novak.

Letter Agreement with Mr. Hall

The letter agreement with Mr. Hall provides that Mr. Hall would continue to be employed by the Company through December 31, 2005 at which time his employment would terminate. During such period, Mr. Hall will be entitled to receive his base salary at the rate in effect on the date of the agreement and all accompanying benefits of employment. In addition, under the terms of the letter agreement, Mr. Hall received or is entitled to receive the following payments and benefits:

•	a payment of $258,000 which was paid on the date of execution of the letter agreement;

•	a payment of $63,500 which was paid on the later of January 2, 2006 or the date on which Mr. Hall had completed certain agreed upon tasks; provided, however, that if there is a Company Board Change, this payment would be accelerated and paid upon the occurrence of such event (to the extent such payment was not previously made);

•	a payment of $30,074 for health insurance benefits which was paid on December 31, 2005;

•	amounts representing the value of Mr. Hall’s vested benefits under the Company’s 401(k) plan, to be paid out in accordance with such plan;

•	amounts representing four weeks of accrued but unused personal and vacation time; and

•	unreimbursed business expenses and up to $5,000 to reimburse any reasonable legal expenses incurred by Mr. Hall in connection with the letter agreement.

In the letter agreement, Mr. Hall releases the Company from any liabilities or obligations of the Company to Mr. Hall under his executive retention bonus agreement with the Company described above for severance payments and under his amended and restated termination agreement with the Company described above. Mr. Hall further acknowledges that the payments to be made pursuant to the letter agreement represent all consideration that Mr. Hall is entitled to receive from the Company (other than any rights to indemnification to which Mr. Hall may be entitled) and that the letter agreement supersedes in its entirety his amended and restated termination agreement and supersedes his executive retention bonus agreement with respect to the Company’s obligation to pay severance.

Mr. Hall’s letter agreement was amended effective January 1, February 1 and March 1, 2006 to extend his employment for each of the months of January, February and March, during which, in addition to his base salary and all accompanying benefits of employment, he is entitled to receive incentive retention payments of $16,250 at the end of each such month.

Letter Agreement with Mr. Sarda

The letter agreement with Mr. Sarda provides that Mr. Sarda would continue to be employed by the Company through February 28, 2006 at which time his employment would terminate, except that Mr. Sarda’s employment may terminate earlier than February 28, 2006 (but not earlier than December 31, 2005) at his election in the event he has secured new employment that requires him to commence employment prior to February 28, 2006. During the period of his employment, Mr. Sarda will be entitled to receive his base salary at the rate in effect on the date of the agreement and all accompanying benefits of employment. In addition, under the terms of the letter agreement, Mr. Sarda received or is entitled to receive the following payments and benefits:

•	a payment of $242,400 which was paid on the date of execution of the letter agreement;

•	a payment of $59,600 which was paid on the later of January 2, 2006 or the date on which Mr. Sarda had completed certain agreed upon tasks; provided, however, that if there is a Company Board Change, this payment would be accelerated and paid upon the occurrence of such event (to the extent such payment was not previously made);

•	payments of $15,000 which were paid at the end of January and February 2006, unless Mr. Sarda had voluntarily terminated his employment prior to the receipt of such payments; provided, however, that if there is a Company Board Change, these payments would be accelerated and paid upon the occurrence of such event; and provided further, however, that if Mr. Sarda voluntarily terminated his employment prior to February 28, 2006 after his receipt of any such accelerated payments, he would be required to repay to the Company a pro rata portion of such payments based on the number of days prior to February 28, 2006 that his employment terminated;

•	a payment of $39,963 for health insurance benefits which was paid on December 31, 2005;

•	amounts representing the value of Mr. Sarda’s vested benefits under the Company’s 401(k) plan, to be paid out in accordance with such plan;

•	amounts representing four weeks of accrued but unused personal and vacation time; and

•	unreimbursed business expenses and up to $5,000 to reimburse any reasonable legal expenses incurred by Mr. Sarda in connection with the letter agreement.

In the letter agreement, Mr. Sarda releases the Company from any liabilities or obligations of the Company to Mr. Sarda under his executive retention bonus agreement with the Company described above for severance payments and under his amended and restated termination agreement with the Company described above. Mr. Sarda further acknowledges that the payments to be made pursuant to the letter agreement represent all consideration that Mr. Sarda is entitled to receive from the Company (other than any rights to indemnification to which Mr. Sarda may be entitled) and that the letter agreement supersedes in its entirety his amended and restated termination agreement and supersedes his executive retention bonus agreement with respect to the Company’s obligation to pay severance.

Mr. Sarda’s letter agreement was amended effective March 1, 2006 to extend his employment for the month of March during which in addition to his base salary and all accompanying benefits of employment, he is entitled to receive an incentive retention payment of $15,000 at the end of such month; provided, however, that if there is a Company Board Change, this payment would be accelerated and paid upon the occurrence of such event (to the extent such payment has not been previously made).

The Company agreed in each of the letter agreements that the Novoste Corporation Executive Rabbi Trust created by the Company on May 20, 2005, and subsequently amended on July 15, 2005, would not be terminated by the Company prior to July 15, 2006.

November 2005 Settlement and Release Agreements

On November 11, 2005, the Company entered into settlement and release agreements with each of Messrs. Lowe and Wood. Under the terms of the settlement and release agreements, each of Messrs. Lowe and Wood received a payment of $25,000, which was paid on the date of execution of the agreement, and a payment of $24,480 for health insurance benefits, which was paid on the date of execution of the agreement. In the settlement and release agreements, each of Messrs. Lowe and Wood releases the Company from any liabilities or obligations of the Company to them under their severance and release agreement and amended and restated termination agreement with the Company.

Compensation of Directors

Directors who are employees of NOVT do not receive additional compensation for serving on the board of directors or its committees. A non-employee director is paid a fee of $4,000 for each board meeting attended. Each director who also serves on a committee is paid $1,000 for each committee meeting attended; the director who is a committee Chairperson receives a fee of $2,000 per committee meeting. There is no compensation for attendance at a scheduled board or committee meeting to a director who attends such a meeting only by telephone. Compensation for scheduled telephonic meetings of the board or any committee will be compensated at one-half of the established board or committee attendance fee. The board of directors established an annual retainer for the Chairman of the board of directors in the amount of $26,000, payable to the Chairman on the first day of each calendar year, and a retainer for the Chairman of the Audit Committee in the amount of $24,000 per year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about stock options outstanding and shares available for future awards under all of NOVT’s equity compensation plans. The information is as of December 31, 2005. NOVT has not made any grants outside of its equity compensation plans.

NOVT currently has stock options outstanding which were granted from three plans approved by our shareholders, the Novoste Corporation Employee Equity Plan, the Novoste Corporation Non-Employee Stock Option Plan and the Novoste Corporation 2001 Stock Plan and two plans which were not approved by our shareholders, the Novoste Corporation 2002 Broad-Based Stock Plan and the 2002 Chief Executive Officer Stock Option Plan.

The Novoste Corporation Employee Equity Plan and the Non-Employee Stock Option Plan have been terminated in accordance with each plan’s terms and there are, therefore, no shares available for future option grant under those plans. The 2002 Chief Executive Officer Plan was created specifically for providing a retention incentive when NOVT hired a new Chief Executive Officer in October 2002. There are no additional shares available for grant under that plan. NOVT does not have any warrants or stock appreciation rights outstanding under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	307,665	$25.41	259,325
Equity compensation plans not approved by security holders	176,552	16.87	46,698

Total	484,217	$22.30	306,023

See note 12 to the consolidated financial statements, included in Item 15, for a description of the Company’s plans.

PRINCIPAL HOLDERS OF VOTING SECURITIES

The following table provides information as of March 1, 2006 with respect to the ownership of shares of our Common Stock by each person believed by management to be the beneficial owner of more than five percent of the outstanding Common Stock. The information is based on the most recent Schedule 13D or 13G filed with the SEC on behalf of such persons or other information made available to us, and has been adjusted to give effect to the one-for-four reverse stock split that occurred on November 4, 2005.

	Beneficial Ownership
Name of Beneficial Owner	Shares	Percentage
Steel Partners II, L.P. and affiliated entities (1) 590 Madison Avenue, 32nd Floor New York, New York 10022	799,337	19.6%

Lloyd I. Miller, III (2) 4550 Gordon Drive Naples, Florida 34102	335,139	8.2%

JANA Partners LLC (3) 536 Pacific Avenue San Francisco, California 94133	331,924	8.1%

Wynnefield Capital Management, LLC, Wynnefield Capital, Inc. and affiliated entities (4) 450 Seventh Avenue, Suite 509 New York, New York 10123	217,723	5.3%

Trellus Management Company, LLC (5) 350 Madison Avenue, 9th Floor New York, New York 10017	209,608	5.1%

(1)	Information obtained from Schedule 13D/A filed with the SEC by Steel Partners II, L.P. and Steel Partners, L.L.C. and affiliated persons on February 21, 2006. The Schedule 13D/A discloses that Steel Partners has sole power to vote or direct the vote of and to dispose of or to direct the disposition of all of these shares. As the sole executive officer and managing member of Steel Partners L.L.C., Warren G. Lichtenstein may be deemed to beneficially own all of these shares.
(2)	Information obtained from Schedule 13G/A filed with the SEC by Mr. Miller on February 24, 2006. The Schedule 13G indicates that Mr. Miller has (i) sole voting and dispositive power with respect to 12,000 shares as the manager of a limited liability company that is the general partner of a certain limited partnership and as an individual and (ii) shared voting and dispositive power with respect to 323,139 shares as an investment advisor to the trustee of certain family trusts.
(3)	Information obtained from Schedule 13G/A filed with the SEC by JANA Partners LLC on February 10, 2006. The Schedule 13G discloses that JANA Partners has sole power to vote or direct the vote of and to dispose of or to direct the disposition of all of these shares.
(4)	Information obtained from Schedule 13D filed with the SEC by Wynnefield Partners Small Cap Value, L.P. (WPSCV), Wynnefield Partners Small Cap Value, L.P. I (WPSCV-I), Wynnefield Small Cap Value Offshore Fund, Ltd. (WSCVOF), Wynnefield Capital Management, LLC (WCM) and Wynnefield Capital, Inc. (WCI) on January 6, 2006. The Schedule 13D disclosed that (i) WCM, as sole general manager of WPSCV and WPSCV-I, and Nelson Obus and Joshua Landes, as the co-managing members of WCM, have sole power to direct the voting and disposition of 67,623 shares beneficially owned directly by WPSCV and 83,675 shares beneficially owned directly by WPSCV-I and (ii) WCI, as sole investment manager of WSCVOF, and Nelson Obus and Joshua Landes, as the principal executive officers of WCI, have sole power to direct the voting and disposition of 66,425 shares beneficially owned directly by WSCVOF.
(5)	Information obtained from Schedule 13G/A filed with the SEC by Trellus Company, LLC and Adam Usdan on February 7, 2005. The Schedule 13G/A discloses that Trellus and Mr. Usdan have shared power to vote or direct the vote of and to dispose of or to direct the disposition of all of these shares.

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth information as of March 1, 2006 with respect to the beneficial ownership of our Common Stock by (1) each director (2) each named executive officer as defined by the regulations of the SEC and (3) all executive officers and directors as a group. The information in the table gives effect to the one-for-four reverse stock split that occurred on November 4, 2005.

Name	Shares	Options	Beneficial Ownership	Percentage (1)
Thomas D. Weldon (2)	44,693	28,500	73,193	1.8%
Alfred J. Novak	—	154,132	154,132	3.6%
Charles E. Larsen	77,791	9,250	87,041	2.1%
William E. Whitmer	2,250	9,250	11,500		*
Stephen I. Shapiro	1,054	9,250	10,304		*
J. Stephen Holmes	—	9,250	9,250		*
Judy Lindstrom	—	9,250	9,250		*
Daniel G. Hall	750	35,225	35,975		*
Subhash C. Sarda	—	19,608	19,608		*
All executive officers and directors as a group (9 persons)	126,538	283,715	410,253	9.4	%(3)

*	Less than 1%.
(1)	Applicable percentage of ownership as of March 1, 2006 is based upon 4,094,454 shares of our Common Stock outstanding. A person is deemed to be the beneficial owner of our Common Stock that can be acquired within 60 days from March 1, 2006 upon the exercise of options, and that person’s options are assumed to have been exercised (and the underlying shares of our Common Stock outstanding) in determining such person’s percentage ownership. Consequently, the denominator for calculating such percentage may differ for each shareholder.
(2)	Includes 625 shares held in trust for the benefit of Mr. Weldon’s son and 625 shares held by Mr. Weldon as custodian for his nephew, 9,917 shares held by Mr. Weldon’s spouse and 16,893 shares held by The Weldon Foundation, Inc., a Florida not-for-profit corporation in which Mr. Weldon is a director. Mr. Weldon disclaims beneficial ownership of all shares held by The Weldon Foundation, Inc.
(3)	Messrs. Lowe and Wood’s employment with the Company terminated on April 29, 2005 and March 4, 2005, respectively, and their beneficial ownership is not reflected in the line entitled “All executive officers and directors as a group.”

The change in the composition of the board of directors (as contemplated by the Settlement Agreement and undertaking letters described in Item 1, “Business—Overview—Settlement Agreement with Steel Parties”) may, although approved by the Company’s current board of directors, be deemed to have resulted in a change of “control” of the Company within the meaning of Rule 12b-2 under the Exchange Act.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has adopted a policy that all transactions between the Company and its officers, directors, principal shareholders and their affiliates will be on terms no less favorable to the Company than could be obtained by it from unrelated third parties, and will be approved by its audit committee.

In December 2002, the Company’s audit committee reviewed and approved a distribution agreement between the Company and Orbus Medical Technologies, Inc. The agreement provided for distribution of Orbus’ products in Germany by the Company. Alfred J. Novak, the Company’s president and chief executive officer, formerly served as chairman of the board of directors of Orbus and both Mr. Novak and members of his family had equity investments in Orbus. The audit committee undertook a full review of the terms of the agreement and determined the agreement was advantageous to the Company and that it was no less favorable than could be obtained from an unrelated third party.

In February 2005, the Company and Orbus mutually agreed to terminate the distribution agreement. Orbus paid the Company $366,000 and assumed $36,000 in liabilities to repurchase inventory, refund the unused deposit and reimburse the

Company for market development expenses. The Company ceased distributing Orbus product during the first quarter of 2005. Included in amounts payable as of December 31, 2005 is $53,000 due to Orbus relating to the final settlement for termination of the Company’s contract with Orbus.

On March 17, 2006, the Company executed and delivered a settlement agreement, dated as of March 16, 2006 (the “Settlement Agreement”), with Steel Partners II, L.P., a Delaware limited partnership, J.L. Howard, Inc., a New York corporation, Steel Partners, L.L.C., a Delaware limited liability company, Warren G. Lichtenstein, Jack L. Howard, John Quicke, James Henderson, Joshua Schechter, Harvey J. Bazaar, Leonard Toboroff and “The Novoste Full Value Committee” (collectively, the “Steel Parties”). Based on a Schedule 13D/A filed with the SEC by Steel Partners II, L.P. and Steel Partners, L.L.C. and various affiliates on February 21, 2006, the Steel Parties beneficially own 799,337 or approximately 19.6% of the Company’s outstanding Common Stock. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.” Pursuant to the Settlement Agreement, the Company’s board of directors will be reduced in size from seven to four members and the current NOVT board of directors has approved a reconstituted board, which will consist of three appointees of the Steel Parties, Jack L. Howard, John Quicke and Leonard Toboroff, as well as William E. Whitmer, who is currently a member of the board. Mr. Whitmer will continue serving, and Mr. Toboroff will be appointed as, a Class I director. Mr. Quicke will be appointed as a Class II director. Mr. Howard will be appointed as a Class III director. Six current members of our board of directors, J. Stephen Holmes, Charles E. Larsen, Judy Lindstrom, Alfred J. Novak, Stephen I. Shapiro and Thomas D. Weldon, have submitted their resignations effective as of the time that the change in composition of the board occurs. For a description of other terms and provisions of the Settlement Agreement, see Item 1, “Business – Overview – Settlement Agreement with Steel Parties” and Item 10, “Directors and Executive Officers of the Registrant – Directors of NOVT after Change in Composition is Effective.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES & SERVICES

As previously reported on Current Reports on Form 8-K filed with the SEC on November 18 and December 5, 2005, the Company received notice on November 16, 2005 from Ernst & Young LLP that it resigned its engagement as the Company’s independent registered public accounting firm effective November 16, 2005 and that on November 30, 2005, the Company’s audit committee appointed Tauber & Balser, P.C. as the Company’s independent registered public accounting firm. See Item 9.

Fees for the work performed by Ernst & Young LLP, the Company’s independent registered public accounting firm in 2004 and 2005, for professional services in 2004 and 2005, are set forth below:

(a) Audit Fees

Fees for audit services totaled approximately $137,000 in 2005 and approximately $920,000 in 2004, including fees associated with the annual audit, the audit of internal control over financial reporting, the reviews of the Company’s Quarterly Reports on Form 10-Q, and statutory audits required internationally.

(b) Audit-Related Fees

Fees for audit-related services totaled approximately $46,000 in 2005 and $0 in 2004. Audit-related services principally include accounting consultations concerning financial accounting and reporting matters not classified as audit fees.

(c) Tax Fees

Fees for tax services, including tax compliance, tax advice and tax planning totaled approximately $138,000 in 2005 and $181,000 in 2004.

(d) All Other Fees

Fees for all other services not included above totaled $0 in 2005 and $0 in 2004.

The Audit Committee approved, in advance, the provision by Ernst & Young of all services whether or not related to the audit. Applicable law and regulations provide an exemption that permits certain services to be provided by our outside auditors even if they are not pre-approved. We have not relied on this exemption at any time since the Sarbanes-Oxley Act was enacted. The Audit Committee typically meets with Ernst & Young throughout the year. The Audit Committee reviews both audit and non-audit services performed by Ernst & Young as well as fees charged by Ernst & Young for such services. In engaging Ernst & Young for the services described above, the Audit Committee considered whether the provision of such services was compatible with maintaining Ernst & Young’s independence.

Fees for the work performed by Tauber & Balser, P.C., an independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K during 2005 are set forth below:

(a) Audit Fees

Fees for audit services totaled approximately $111,000 in 2005.

(b) Audit-Related Fees

No fees for audit-related services were paid to Tauber & Balser in 2005.

(c) Tax Fees

Fees for tax services, including tax compliance, tax advice and tax planning totaled approximately $50,000 in 2005.

(d) All Other Fees

Fees for all other services not included above totaled approximately $4,000 in 2005, principally including support and advisory service relating to the proxy statement prepared in connection with the sale of the VBT business to Best Vascular.

The Audit Committee approves, in advance, the provision by Tauber & Balser of all services whether or not related to the audit. Applicable law and regulations provide an exemption that permits certain services to be provided by our outside auditors even if they are not pre-approved. We have not relied on this exemption at any time since the Sarbanes-Oxley Act was enacted. The Audit Committee typically meets with Tauber & Balser throughout the year. The Audit Committee reviews both audit and non-audit services performed by Tauber & Balser as well as fees charged by Tauber & Balser for such services. In engaging Tauber & Balser for the services described above, the Audit Committee considered whether the provision of such services is compatible with maintaining Tauber & Balser’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Index to Financial Statements.

The following consolidated financial statements of NOVT Corporation are included herein:

2. Financial Statement Schedule

The following schedule is filed herewith:

Schedule V—Valuation and Qualifying Account and Reserves

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3. Exhibits.

The exhibits listed in the accompanying Index to Exhibits immediately following the financial statements are filed as part of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 31, 2006.

NOVT CORPORATION

By:	/s/ ALFRED J. NOVAK
Alfred J. Novak President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2006.

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

REPORT OF TAUBER & BALSER, PC, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

NOVT Corporation

We have audited the accompanying consolidated balance sheet of NOVT Corporation and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed at Schedule V. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NOVT Corporation and subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Tauber & Balser, P.C.

Atlanta, Georgia

February 24, 2006, except for Note 23, as to which the date is March 9, 2006, Note 24, as to which the date is March 23, 2006, and Note 26, as to which the date is March 17, 2006.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Novoste Corporation

We have audited the accompanying consolidated balance sheet of Novoste Corporation (and subsidiaries) as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Novoste Corporation (and subsidiaries) at December 31, 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 14, 2005

NOVT CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares data)

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$10,449	$19,082
Restricted cash	1,864	—
Short-term investments	349	9,978
Accounts receivable, net of allowance of $95 and $125, respectively	476	1,928
Inventory, net	19	1,206
Assets held for sale	419	—
Note receivable	—	—
Prepaid expenses and other current assets	431	807

Total current assets	14,007	33,001
Property and equipment, net	81	700
Other assets	—	1

Total assets	$14,088	$33,702

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$571	$1,511
Accrued expenses	2,862	3,823
Unearned revenue	367	1,914

Total current liabilities	3,800	7,248

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 6,250,000 shares authorized; 4,094,454 shares issued	41	41
Additional paid-in capital	187,971	188,017
Accumulated other comprehensive income	—	826
Accumulated deficit	(177,552)	(162,223)
Treasury stock, at cost, 10,733 shares	(172)	(172)
Unearned compensation	—	(35)

Total shareholders’ equity	10,288	26,454

Total liabilities and shareholders’ equity	$14,088	$33,702

See accompanying notes.

NOVT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share data)

	Year Ended December 31,
	2005	2004	2003
Net sales	$7,887	$23,268	$62,901
Cost of sales	5,976	16,111	24,315
Impairment charge	—	7,630	—

Gross margin	1,911	(473)	38,586
Operating expenses:
Research and development	749	4,633	11,986
Sales and marketing	4,360	12,558	19,485
General and administrative	10,574	8,036	8,237
Impairment charge	—	1,719	—

Total operating expenses	15,683	26,946	39,708

Loss from operations	(13,772)	(27,419)	(1,122)

Interest income	547	386	317
Interest expense	(1)	(3)	(32)
Provision for note receivable	(3,000)	—	—
Foreign currency gain on dissolution of subsidiaries	704	—	—
Other income (expense)	193	115	(31)

Total other income (loss)	(1,557)	498	254

Net loss	$(15,329)	$(26,921)	$(868)

Net loss per share - basic and diluted	$(3.75)	$(6.59)	$(0.21)

Weighted average shares outstanding-basic and diluted	4,084	4,083	4,078

See accompanying notes.

NOVT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Unearned Compensation	Total
	Shares	Amount				Shares	Amount
Balance at January 1, 2003	4,088	$41	$187,936	$190	$(134,434)	(30)	$(445)	$(523)	$52,765
Exercise of stock options at $12.80 to $26.60	1	—	292	—	—	25	382	—	674
Issuance of stock under Employee Stock Purchase Plan, 18,519 shares at $5.0582	5	—	94	—	—	—	—	—	94
Amortization of unearned compensation	—	—	—	—	—	—	—	138	138
Stock repurchase	—	—	—	—	—	(7)	(109)	—	(109)
Revaluation of Variable Stock Awards	—	—	(283)	—	—	—	—	271	(12)
Compensation expense relating to fair market value of stock options to non employees	—	—	49	—	—	—	—	(19)	30
Cancellation of unvested restricted stock awards	(1)	—	(85)	—	—	—	—	74	(11)
Comprehensive loss:
Unrealized loss	—	—	—	13	—	—	—	—	13
Translation Adjustment	—	—	—	530	—	—	—	—	530
Net loss	—	—	—	—	(868)	—	—	—	(868)

Total Comprehensive loss	—	—	—	—	—	—	—	—	(325)

Balance at December 31, 2003	4,093	$41	$188,003	$733	$(135,302)	(11)	$(172)	$(59)	$53,244

See accompanying notes.

NOVT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Unearned Compensation	Total
	Shares	Amount				Shares	Amount
Exercise of stock options at $14.80 per share	1	$—	$7	$—	$—	—	$—	$—	$7
Issuance of stock under Employee Stock Purchase Plan, 909 shares at $8.87	1	—	8	—	—	—	—	—	8
Amortization of unearned compensation	—	—	—	—	—	—	—	42	42
Revaluation of Variable Stock Awards	—	—	(6)	—	—	—	—	2	(4)
Compensation expense relating to fair market value of stock options to non employees	—	—	32	—	—	—	—	(27)	5
Cancellation of options for services or compensation	—	—	(27)	—	—	—	—	7	(20)
Comprehensive income (loss):
Unrealized loss	—	—	—	(2)	—	—	—	—	(2)
Translation Adjustment	—	—	—	95	—	—	—	—	95
Net loss	—	—	—	—	(26,921)	—	—	—	(26,921)

Total Comprehensive loss	—	—	—	—	—	—	—	—	(26,828)

Balance at December 31, 2004	4,095	$41	$188,017	$826	$(162,223)	(11)	$(172)	$(35)	$26,454

See accompanying notes.

NOVT CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock		Unearned Compensation	Total
	Shares	Amount				Shares	Amount
Compensation expense relating to fair market value of stock options to non employees	—	—	(15)	—	—	—	—	10	(5)
Cancellation of options for services or compensation	—	—	(31)	—	—	—	—	25	(6)
Comprehensive income(loss):
Unrealized gain	—	—	—	8	—	—	—	—	8
Translation Adjustment	—	—	—	(130)	—	—	—	—	(130)
Accumulated foreign currency adjustment due to dissolution of foreign subsidiaries				(704)					(704)
Net loss	—	—	—	—	(15,329)	—	—	—	(15,329)

Total Comprehensive loss	—	—	—	—	—	—	—	—	(16,155)

Balance at December 31, 2005	4,095	$41	$187,970	$—	$(177,552)	(11)	$(172)	$—	$10,288

See accompanying notes.

NOVT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(15,329)	$(26,921)	$(868)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of property, equipment and intangibles	121	3,706	3,295
Gain on sale of assets	(190)	—	—
Non-cash interest income	(11)	—	—
Provision for doubtful promissory note	3,000	—	—
Foreign currency gain on dissolution of subsidiaries	(704)	—	—
Stock based compensation expense	(11)	23	145
Depreciation of radiation and transfer devices	—	4,124	8,606
Impairment charge	—	9,349	—
Provision for doubtful accounts	80	(191)	(410)
Changes in assets and liabilities:
Accounts receivable	1,372	3,502	2,043
Inventory	1,187	1,091	1,521
Prepaid expenses and other current assets	376	(290)	508
Other assets	35	742	890
Accounts payable	(940)	(33)	(753)
Accrued expenses	(961)	(3,125)	(3,527)
Unearned revenue	(1,547)	1,723	(2,258)

Net cash provided by (used in) operating activities	(13,522)	(6,300)	9,192

Cash flows from investing activities:
Maturity/sale of short-term investments	11,252	10,715	16,686
Purchase of short-term investments	(1,604)	(14,468)	(11,264)
Sale (purchase) of property and equipment	235	(517)	(723)
Transfer to restricted cash	(1,864)	—	—
Purchase of intangibles	—	(2,500)	—
Purchase of radiation and transfer devices	—	(1,106)	(3,557)
Issuance of note receivable	(3,000)	—	—

Net cash provided by (used in) investing activities	5,019	(7,876)	1,142

Cash flows from financing activities:
Proceeds from issuance of common stock	—	15	768
Purchase of treasury stock	—	—	(109)
Repayment of capital lease obligations	—	—	(183)

Net cash provided by financing activities	—	15	476

Effect of exchange rate changes on cash	(130)	66	439

Net increase (decrease) in cash and cash equivalents	(8,633)	(14,095)	11,249
Cash and equivalents at beginning of year	19,082	33,177	21,928

Cash and cash equivalents at end of year	$10,449	$19,082	$33,177

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$—	$15

See accompanying notes.

NOVT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

NOVT Corporation (“NOVT” or the “Company”) was incorporated on January 8, 1987 and commenced operations on May 22, 1992 as Novoste Corporation. The name was changed to NOVT Corporation on March 9, 2006. The Company is a medical device company that is engaged in developing therapeutic solutions for the prevention and treatment of vascular disease. A major activity has been commercializing the Beta-Cath™ System, an intraluminal beta radiation catheter delivery system designed to reduce restenosis subsequent to percutaneous transluminal coronary angioplasty.

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

The consolidated financial statements include the accounts of NOVT Corporation and its wholly owned subsidiaries incorporated in August 1998 in the Netherlands, in December 1998 in Belgium, in February 1999 in Germany, in January 2000 in France and a dedicated sales corporation incorporated in the state of Florida in July 2002. Significant inter-company transactions and accounts have been eliminated. The results of the European subsidiaries are included as part of on-going operations because the company had significant on-going involvement with these subsidiaries, as described in SFAS 144, in the form of employing personnel, collecting cash related to sales and funding professional services related to the dissolution proceedings.

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

The accompanying financial statements are presented on a going-concern basis through December 31, 2005. On February 22, 2005, NOVT announced that the Board of Directors had determined that its vascular brachytherapy (VBT) business, which is its only business line, is no longer viable and, as a result, had authorized a staged wind down of the business. As described in the notes that follow, assets have now been stated at estimated net realizable value and accruals have been recorded to reflect the business assumptions of the wind down in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities.

On May 18, 2005, NOVT entered into a merger agreement with ONI Medical Systems, Inc., a privately held Delaware corporation (ONI). Under the terms of the merger agreement, at closing, ONIA Acquisition Corp., a wholly-owned subsidiary of NOVT that was formed in May 2005, was to merge with and into ONI, with ONI remaining as the surviving corporation and a wholly-owned subsidiary of NOVT. The merger required approval of NOVT’s shareholders. On September 26, 2005, NOVT terminated its merger agreement with ONI after NOVT’s shareholders, at the reconvened special meeting of shareholders in lieu of an annual meeting, failed to approve the issuance of shares of NOVT Common Stock necessary to complete the merger with ONI. All transaction expenses related to the ONI transaction incurred through December 31, 2005 were charged to expense.

Subsequent to the implementation of the wind down of the VBT business announced in February 2005, the Company began discussions with Best Vascular, Inc. (Best Vascular) and Best Medical International, Inc. (BMI) regarding a sale of substantially all of the assets of the VBT business. On August 25, 2005, the Company entered into an agreement to sell the VBT business to Best Vascular; however, completion of the proposed merger with ONI, which was subsequently abandoned, was a condition to completion of the sale. As a result, the Company was unable to complete the sale of the VBT business pursuant to the original asset purchase agreement with Best Vascular and BMI.

On October 12, 2005, the Company entered into an amended and restated asset purchase agreement with Best Vascular and BMI. Under the amended and restated asset purchase agreement, Best Vascular would acquire substantially all of the assets of the VBT business in exchange for the assumption of certain liabilities related to the VBT business by Best Vascular. Such assets included the patents and other intellectual property, the inventory and equipment, furniture, records, sales materials, and various agreements and contracts in each case associated with the VBT business. The assets transferred and conveyed to Best Vascular did not include cash and cash equivalents and certain other assets not related to the VBT business. Pursuant to the agreement, BMI agreed to guarantee the full and faithful performance by Best Vascular of all agreements of Best Vascular set forth in the amended and restated asset purchase agreement. All costs related to the transaction with Best Vascular and BMI have been expensed. The sale of the VBT business is further described in Note 23 to these consolidated financial statements.

In connection with the original asset purchase agreement, NOVT, Best Vascular and BMI entered into a marketing representation agreement on August 25, 2005 pursuant to which Best Vascular would market and solicit orders for NOVT’s existing inventory of products, including the Beta-Cath™ System, in consideration of the payment to Best Vascular of $25,000 on a weekly basis, which is recorded as an operating expense. On October 12, 2005, NOVT, Best Vascular and BMI amended the marketing representation agreement to extend its term to December 31, 2005, February 15, 2006 and subsequently to March 31, 2006, consistent with extensions of the amended and restated asset purchase agreement.

Completion of the asset sale transaction contemplated by the amended and restated asset purchase agreement is conditioned, among other things, upon the approval of the sale by the shareholders of the asset sale transaction, which is required by Florida law. The asset sale was approved at the special shareholders’ meeting held March 7, 2006 and the transaction was closed on March 9, 2006.

On October 19, 2005, the Company received a delisting notice from NASDAQ’s listing qualifications department. The delisting notice was issued as a result of the Common Stock’s noncompliance with NASDAQ’s $1 minimum bid price requirements for continued listing. The delisting of the Common Stock was stayed pending an oral hearing in front of a NASDAQ listing qualifications panel on November 17, 2005. To enable the Common Stock to regain compliance and avoid delisting, the Company implemented a one-for-four reverse stock split effective on November 4, 2005.

As a result of the reverse stock split, each four shares of Common Stock outstanding as of 12:01 a.m., Eastern Standard Time, on November 4, 2005, were exchanged for one share of Common Stock and the total number of shares outstanding was reduced from approximately 16.3 million shares to approximately 4.1 million shares. As a result, the per share computation for the current and any prior period financial statements presented are based on the converted number of shares giving effect to the reverse stock split.

On March 23, 2006, NOVT received a notice from the NASDAQ Stock Market indicating that the Company is not in compliance with the NASDAQ Stock Market’s requirements for continued listing because, as a result of the previously announced sale on March 9, 2006 of the Company’s VBT business to Best Vascular, the Company no longer has an operating business. While the notice does not by itself result in immediate delisting of the Company’s Common Stock, the NASDAQ Stock Market has determined pursuant to Marketplace Rule 4300 providing NASDAQ with broad discretionary authority over continued inclusion of securities in NASDAQ that the Company’s Common Stock will be delisted at the open of business on April 3, 2006.

In the opinion of management, all adjustments considered necessary for a fair presentation of NOVT’s financial results and condition have been recorded. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company earns revenue from sales of catheters and stents and from license and lease agreements to use the radiation source trains and transfer devices included in the Beta-Cath™ System. NOVT uses distributors in countries where the distributor’s experience and knowledge of local radiation and medical device regulatory issues is considered beneficial by the Company’s management. Under the distributor arrangements, there are no purchase commitments and no provisions for cancellation of purchases. NOVT or the distributor may cancel the distributor agreements by mutual negotiation and settlement.

Sales of stents and catheters are final and revenue is recorded at time of shipment. Product is not returnable other than for shipping errors or warranty claims and these estimated amounts are reserved for, based on historical experience. In connection with the recall of 3.5F catheters in late 2002 and subsequent relaunch in early 2003 the Company offered to exchange defective 3.5F catheters for 5.0F catheters until the redesigned 3.5F catheters were available, and agreed to take back any unused 5.0F catheters for redesigned 3.5F catheters upon relaunch of the new 3.5F catheters. At December 31, 2002, the Company recorded a reserve of $2,150,000 for anticipated exchanges related to the 3.5F product, which was recorded as a reduction to net sales and was included in unearned revenue. This revenue was recognized during 2003 as these exchanges occurred. Selling expenses of $200,000 relating to this revenue reserve were deferred, and were released as revenue was recognized in 2003. The costs of goods sold relating to this revenue reserve were deemed immaterial and therefore not deferred.

NOVT retains ownership of the radiation source trains and transfer devices and enters into a service agreement with its customers. Revenue recognition begins when an agreement has been executed, the system has been shipped, and all licensing and other requirements to use the system have been completed. The revenue is recognized ratably over the term of the agreement. Under the terms of the agreement signed with customers located in the United States, replacement and servicing of the radiation source train and transfer device is required at six-month intervals or twelve-month intervals, depending on the model of the device. This replacement and servicing cost is included in cost of sales as incurred. No other post-sale obligations exist.

Beginning in the fourth quarter of 2000 and in subsequent years, payments under license and lease or servicing arrangements are either due in full at the inception of the agreement or over the term of the agreement as catheters are purchased. Revenue for these arrangements has been recorded at the lower of revenue earned, based on actual catheters purchased, or on a straight-line basis over the term of the related agreements, if collection is considered probable. Costs are recorded over the estimated useful life of the radiation source train and transfer device.

During 2005, 2004, and 2003, approximately $3,257,000, $2,133,000, and $1,239,000, respectively, of net sales related to the lease or servicing of radiation transfer devices were recorded.

Accounts and Note Receivable

Accounts receivable at December 31, 2005 and 2004 include receivables due from product sales and amounts due under lease and service arrangements to hospitals relating to radiation and transfer devices. The Company performs periodic credit evaluations of its customer’s financial condition and does not require collateral. Allowances for uncollectible accounts receivable represent estimates of expected credit losses based on periodic reviews of customer accounts and historical collection experience. The carrying amounts reported in the consolidated balance sheets for accounts receivable approximate their fair value.

Note receivable at December 31, 2005 consists of a promissory note from ONI. The Company performs periodic evaluations of the collectability of this note. The carrying amount reported in the consolidated balance sheet approximates its fair value (see Note 22 to the consolidated financial statements).

Advertising Costs

All advertising costs are expensed as incurred. Approximately $0, $235,000, and $547,000, were charged to advertising expense for the years ended December 31, 2005, 2004 and 2003, respectively.

Basic and Diluted Loss Per Share

The basic and diluted loss per share is computed based on the weighted average number of common shares outstanding. Common equivalent shares of 484,000, 3,285,000, and 3,094,000 related primarily to stock options are not included in the per share calculations for 2005, 2004 and 2003, respectively, because all such securities are antidilutive for all years presented.

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

The restricted cash consists of funds held in the Novoste Corporation Executive Rabbi Trust and the Novoste Corporation Employee Rabbi Trust funded on July 15, 2005; NOVT funded these two Rabbi trusts for incentive compensation deferred until the completion of certain milestones related to the wind down are achieved or employment is terminated. These funds are disbursed as earned, and any unearned amounts will revert to unrestricted cash when payments are completed, or the Rabbi trusts terminate in July 2006 (see Note 2 to these consolidated financial statements).

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

Foreign Currency Risk

International revenues from the Company’s foreign direct sales and distributor sales comprised 23.5%, 16.7% and 7.9% of total revenues for the years ended December 31, 2005, 2004 and 2003, respectively. The Company experienced an immaterial amount of transaction gains and losses in 2005, 2004 and 2003 when converting from local currencies into the respective functional currencies.

The Company is also exposed to foreign exchange rate fluctuations as the financial results of its Dutch, Belgian, German and French subsidiaries are translated from Euros into U.S. dollars for reporting purposes during consolidation. As exchange rates vary from period to period, these results, when translated into U.S. dollars (the reporting currency), may vary from expectations and adversely impact overall expected profitability. Foreign exchange rate fluctuations, during 2005, 2004 and 2003 are reflected in Other Comprehensive Income (Loss) on the Consolidated Statements of Shareholders’ Equity. During 2005, the Euro depreciated against the dollar approximately 13%, resulting in approximately $130,000 of Other Comprehensive Loss.

Inventories

Inventories are stated at the lower of cost or market on a first-in, first-out (FIFO) basis, net of reserves for obsolete and slow moving or excessive inventory.

Long Lived Assets and Impairment Analysis

In accordance with statement of Financial Accounting Standards SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets are reviewed for impairment whenever events indicate that their carrying amount may not be recoverable. In such reviews, estimated undiscounted future cash flows associated with these assets are compared with their carrying value to determine if a write-down to fair value is required. Due to the continuing decline in the Company’s current and projected future revenues and cash flows, during 2004, the Company evaluated the recovery of its long-lived assets and recorded an impairment charge of $9,349,000 on long-lived assets, including property and equipment, radiation and transfer devices, and other assets (see Note 15). No depreciation was recorded on these assets in 2005.

Property and Equipment

Property and equipment, including amounts under capital leases, if any, are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized over the remaining term of the underlying lease using the straight-line method or economic life, if shorter. Repairs and maintenance are expensed as incurred. During 2004, the Company recorded an impairment charge of $9,349,000, of which $4,187,000 related to property and equipment. (see Note 15). In February 2005, the NOVT board of directors concluded that the VBT business was no longer viable and authorized a staged wind down of the business. In this regard, all assets with remaining book value were classified as held for sale. As a result of the impairment and held for sale status, no depreciation on these assets was recorded during 2005.

Radiation and Transfer Devices

The Company retains ownership of the radiation source trains (RSTs) and transfer devices (TDs). Depreciation of the costs of these assets is taken over the estimated useful life using the straight-line method and is recorded in Cost of Sales. Depreciation begins at the time the Beta-Cath™ System is placed into service. The annual agreements with the Company’s customers to use radiation and transfer devices are classified by the Company as service agreements. Income is recognized ratably over the length of the agreement.

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

During 2004, NOVT, in view of declining revenue, concluded the assets of the company were impaired and recorded a total impairment charge of $9,349,000 of which $3,443,000 related to radiation and transfer devices (see Note 15).

Research and Development and Patent Costs

All research and development costs are charged to operations as incurred. Legal fees and other direct costs incurred in obtaining and protecting patents are expensed as incurred. Costs paid for patents are capitalized and amortized over the life of the patent.

Shipping Costs

All shipping costs incurred by the Company are classified as cost of sales.

Stock-Based Compensation

SFAS 123, Accounting for Stock-Based Compensation sets forth accounting and reporting standards for stock-based employee compensation plans (see Note 12). As permitted by SFAS 123, the Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. Under APB 25, no compensation expense is recognized for stock option grants to employees for which the terms are fixed. The Company grants stock options generally for a fixed number of shares to employees, directors, consultants and independent contractors with an exercise price equal to the fair market value of the shares at the date of grant. Compensation expense is recognized for increases in the estimated fair value of common stock for any stock options with variable terms.

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

Pro forma information regarding net loss and net loss per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee and director stock options under the fair value method of SFAS 123. The fair value for options was estimated at the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for 2005, 2004 and 2003: 5-year treasury bill interest rates of 4.31%, 1.95%, and 4.22%, respectively; no dividend yields; volatility factor of the expected market price of the Company’s Common Stock of 1.34, 0.68, and 0.80, in 2005, 2004 and 2003, respectively; and a weighted-average expected life of the option of five years for 2005, 2004 and 2003.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Net loss, as reported	$(15,329)	$(26,921)	$(868)
Add: Total stock-based employee compensation expense (income) included in net loss	(11)	23	145
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(846)	(2,218)	(3,914)

Pro forma net loss	$(16,186)	$(29,116)	$(4,637)

Loss per share (Basic and Diluted):
As reported	$(3.75)	$(6.59)	$(0.21)

Pro forma	$(3.96)	$(7.13)	$(1.14)

In December 2004, the FASB issued FASB Statement No. 123(R), Share Based Payment. SFAS 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB 25, which was permitted under SFAS 123, as originally issued. The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. SFAS 123(R) is effective for the Company after December 31, 2005. All public companies must use either the modified prospective or the modified retrospective transition method. We are currently evaluating the impact of adoption of this pronouncement, which must be adopted in the first quarter of fiscal year 2006.

Reclassifications

Certain amounts have been reclassified in prior year financial statements to conform to current year presentation and per share amounts have been recalculated to reflect the one-for-four reverse stock split in November 2005.

2. CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

Cash equivalents are comprised of certain highly liquid investments acquired with maturities less than three months. In addition, at December 31, 2005 and 2004, short-term investments consist of debt securities classified as available-for-sale. The Company has invested primarily in commercial paper and U.S. corporate notes, all of which have a minimum investment rating of “A”, in addition to government agency notes and certificates of deposit.

Available-for-Sale Investments

Available-for-sale investments at December 31, 2005 were as follows (in thousands):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
Money market	$4,844	$—	$—	$4,844
Commercial paper	4,289	1	—	4,290
Government bonds	622	—	—	622

Total available-for-sale investments	9,755	$1	$—	$9,756

Less amounts classified as cash equivalents	(9,407)
Unrecognized net gain	1

	$349

Available-for-sale investments at December 31, 2004 were as follows (in thousands):

	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
Money market	$12,650	$—	$—	$12,650
Commercial paper	6,171	—	(1)	6,170
Asset backed bonds	502	—	(1)	501
Corporate bonds	3,919	—	(3)	3,916
Government bonds	3,307	—	(3)	3,304

Total available-for-sale investments	26,549	$—	$(8)	$26,541

Less amounts classified as cash equivalents	(16,563)
Unrecognized net loss	(8)

	$9,978

The amortized cost and estimated fair value of available-for-sale investments in debt securities and other investments at December 31, 2005, by contractual maturity, were as follows (in thousands):

	Adjusted Cost	Estimated Fair Value
Due in 1 year or less	$9,755	$9,756

Total investments in available-for-sale securities	$9,755	$9,756

Restricted Cash – Rabbi Trusts

The restricted cash consists of funds held in two Rabbi trusts funded on July 15, 2005 to provide for incentive compensation deferred until the completion of certain milestones related to the wind down are achieved and/or termination of employment. On July 15, 2005 NOVT deposited $3,409,000 to fund the NOVT Corporation Executive Rabbi Trust (the Executive Trust) and $641,000 to fund the NOVT Corporation Employee Rabbi Trust (the Employee Trust, and together with the Executive Trust, the Rabbi Trusts).

Each of the Rabbi Trusts was initially established (on an unfunded and revocable basis) on May 20, 2005 pursuant to trust agreements with AST Trust Company, as trustee, which were amended on July 15, 2005 (as amended, the Trust Agreements). The Rabbi Trusts were established to hold funds that the Company may be required to distribute in the future pursuant to obligations incurred under certain of the Company’s nonqualified deferred compensation plans (the Plans) and obligations that would become payable in the event of a change of control of the Company.

Under the Trust Agreements, the types of benefits that the Rabbi Trusts are authorized to pay include:

•	salary related programs including base pay, bonuses, commissions and the Company’s contributions to all employee benefit programs for individuals as long as they remain in the Company’s employ;

•	payments under the Novoste Corporation Key Employee Retention Plan;

•	payments under the Novoste Corporation Senior Officer Amended and Restated Termination Agreements;

•	payments under the severance and change of control protection programs for selected employees who are not covered by the programs and agreements referred to above;

•	administrative expenses; and

•	legal costs incurred by beneficiaries in obtaining distributions from the Executive Trust.

On July 15, 2005, the committee of NOVT’s board of directors responsible for administering the Rabbi Trusts determined that a potential change of control of NOVT had occurred as a result of NOVT entering into the merger agreement with ONI. Under the Trust Agreements, the Rabbi Trusts become irrevocable automatically upon the occurrence of a change of control or potential change of control of the Company. Once irrevocable, the Rabbi Trusts will not terminate until the date on which participants and their beneficiaries are no longer entitled to benefits pursuant to the terms of the Plans and all liabilities have been satisfied or July 15, 2006 if no change of control of NOVT has occurred by such date. Once all beneficiaries have been paid, and all liabilities settled any surplus funds remaining in the Rabbi Trusts will be returned to NOVT. The Rabbi Trusts have earned $57,000 in interest income, incurred trust expenses of $11,000, and made distributions of $2,232,000 during 2005 consisting of $1,615,000 to the Company’s officers and employees, and $617,000 remitted to the Company.

3. ACCOUNTS RECEIVABLE

Accounts receivable include amounts due from customers for product sales and amounts due under lease and maintenance or service agreements with hospitals relating to radiation and transfer devices (see Note 6). The carrying amounts approximate their fair value.

Accounts receivable are comprised of the following (in thousands):

	December 31, 2005	December 31, 2004
Accounts receivable, gross	$571	$2,053
Less: Provision for doubtful accounts	(95)	(125)

Accounts receivable, net	$476	$1,928

There were no significant concentrations of credit risk in 2005 or 2004.

4. INVENTORIES

Inventories are comprised of the following (in thousands):

	December 31, 2005	December 31, 2004
Raw materials	$1,941	$1,922
Work in process	53	133
Finished goods	450	871

Inventory, gross	2,444	2,926
Less: Inventory reserve	(2,425)	(1,720)

Inventory, net	$19	$1,206

Inventory reserves increased from $1,720,000 at December 31, 2004 to $2,425,000 at December 31, 2005. The increase is attributable to additional reserves for excess inventory, based on continuing declines in estimated future sales.

5. PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following (in thousands):

	December 31, 2005	December 31, 2004
Furniture and fixtures	$612	$791
Office equipment	1,900	1,979
Laboratory equipment	540	552
Leasehold improvements	542	543
Production equipment	4,719	5,092

Property and equipment, gross	8,313	8,957
Less: Accumulated depreciation and amortization	(7,813)	(8,257)
Less: Assets held for sale	(419)	—

Property and equipment, net	$81	$700

Depreciation expense on property, equipment and capitalized disposal costs was $123,000, $2,603,000, and $3,280,000 for the years ended December 31, 2005, 2004 and 2003, respectively. During 2004, the Company recorded an impairment charge of $9,349,000, of which $4,187,000 related to property and equipment (see Note 15). In February 2005, the NOVT board of directors concluded that the VBT business was no longer viable and authorized a staged wind down of the business. In this regard, all assets with remaining book value were classified as held for sale. As a result of the impairment and held for sale status, with the exception of amortization of capitalized disposal costs (see below), no depreciation on these assets was recorded during 2005.

NOVT is obligated to decommission the radiation production facility at the conclusion of operations when the plant is retired. NOVT receives, from time to time, estimates of the cost of the decommissioning activity. These costs are accounted for in accordance with SFAS 143, Accounting for Asset Retirement Obligations. At December 31, 2005, based on available estimates, NOVT had recorded a liability of $557,000 and corresponding net asset of $80,000, a decrease from $621,000 and

$239,000 respectively, recorded at the end of 2004. The decrease during 2005 is primarily due to a change in the estimated costs to be incurred through the third quarter of 2006 when the plant will be retired of approximately $89,000 related to a decrease in the EUR/USD exchange rate during the year. The corresponding decrease in net asset balance during 2004 was $165,000. No liabilities were settled during 2003, 2004 or 2005 and no payments are expected to be made until the asset retirement is complete.

6. RADIATION AND TRANSFER DEVICES

Radiation and transfer devices are stated at cost and are comprised of the following (in thousands):

	December 31, 2005	December 31, 2004
Radiation and transfer devices, gross	$10,092	$14,977
Less: Accumulated depreciation	(10,092)	(14,977)

Radiation and transfer devices, net	$—	$—

During 2002, an impairment charge of $5,065,000 was recognized in the second quarter for 5.0F radiation devices. During 2004, the Company recorded an impairment charge of $9,349,000, of which $3,443,000 related to radiation and transfer devices (see Note 15). Because these assets are fully impaired with zero net book value, no depreciation was recorded in 2005.

7. OTHER ASSETS

Other assets consist mainly of license agreements, patents, and other intangibles. On April 22, 2004, NOVT signed an asset purchase agreement with Guidant Corporation pursuant to which NOVT acquired information regarding Guidant’s vascular brachytherapy business, including the customer list of Guidant in the United States and Canada. Under the terms of the agreement, during a six-month transition period, which began on April 22, 2004, Guidant and NOVT agreed to cooperate jointly to transition the Guidant customers to NOVT products for any customer that wished to continue vascular brachytherapy. Guidant agreed to discontinue its vascular brachytherapy business in the United States and Canada over the six-month period. Additionally, Guidant agreed to not compete in the vascular brachytherapy market in the United States and Canada for a period of five years. NOVT paid the sum of $2,500,000 to Guidant at the signing of the transaction for the Guidant customer list. In addition, the Company agreed to pay Guidant an additional 5% on net sales to customers on the Guidant customer list that transition to NOVT’s products, for a period of six months after April 22, 2004. After the six-month transition period, NOVT agreed to pay an additional 5% on all U.S. and Canadian net sales of NOVT vascular brachytherapy products up to a maximum of $4,000,000. The initial payment was being amortized over twenty-four months.

Amortization expenses on other assets were $0, $849,000, and $15,000, for the years ended December 31, 2005, 2004, and 2003, respectively. During 2004, the Company recorded an impairment charge of $9,349,000, of which $1,719,000 related to other assets consisting of licenses, patents and the Guidant customer list and non-compete agreement (see Note 15). As a result of the impairment, no amortization on these assets was recorded during 2005.

8. ACCRUED EXPENSES

Accrued expenses are comprised of the following (in thousands):

	December 31, 2005	December 31, 2004
Salaries, wages and benefits	$852	$1,216
Purchase commitments	604	—
Radiation and disposals	566	891
Operating expenses and royalties	125	433
Professional fees	609	892
Clinical trials	40	205
Due to customers	—	104
Sales and use taxes	66	82

	$2,862	$3,823

9. LINE OF CREDIT

In August 2001, the Company obtained a $10 million revolving line of credit, which was extended by agreement from time to time. Since April 2003, the Company has had no outstanding borrowings against the line of credit. On May 27, 2004, NOVT replaced previous borrowing arrangements with a one-year agreement, which provided a $5,000,000 revolving line of credit and the availability of letters of credit. On December 22, 2004, in view of declining business needs, NOVT terminated the borrowing agreement with the financial institution and no obligations related to the agreement existed after December 22, 2004, except a $75,000 standby letter of credit, which expired October 17, 2005. At December 31, 2005, no obligations related to the agreement existed.

10. CAPITAL LEASE OBLIGATIONS

The Company leased computers and equipment under capital leases with initial or remaining terms in excess of one year or more. During 2003, all obligations under capital leases were satisfied and no future lease obligations existed after December 31, 2003.

For the year ended December 31, 2003, lease payments under capital leases were $183,000 and depreciation expense associated with capital leases was $150,000. This amount was included in operating expenses.

11. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the corresponding amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	December 31, 2005	December 31, 2004
Deferred income tax assets
Net operating loss carryforwards	$37,068	$28,319
R&D tax credit carryforwards	3,142	3,142
Provision for doubtful accounts	1,180	10
Other	3	3
Accruals/reserves	2,892	5,521
Property and equipment	1,448	2,679

	45,733	39,674
Valuation allowance for deferred income tax assets	(45,733)	(39,674)

Net deferred income tax assets	$—	$—

At December 31, 2005 and 2004, a valuation allowance has been recognized to reduce the net deferred tax assets to zero, due to uncertainties with respect to the Company’s ability to generate taxable income in the future sufficient to realize their benefit. No income taxes were paid during 2005, 2004, or 2003. As of December 31, 2005, the Company has approximately $81,011,000 of net operating loss carryforwards (NOL carryforwards) for U.S. federal income tax purposes remaining after certain limitations pursuant to Section 382 of the Internal Revenue Code (IRC) imposed during 2004 (see discussion below). Such losses expire in 2007 through 2025. As of December 31, 2005, the Company has approximately $13,550,000 of foreign net operating losses related to its European subsidiaries. Additionally, the Company has approximately $3,142,000 in research and development (R&D) tax credits that expire in 2008 through 2024 unless utilized earlier. However, because of the IRC Section 382 limitation (see discussion below), all but approximately $223,000 of R&D tax credits will likely expire unused. The NOL carryforwards and R&D tax credits are available to offset future income taxes payable, if any. The Tax Reform Act of 1986 contains provisions that limit carryforwards and R&D tax credits available for use in any given year in the event of significant changes in ownership interests, as defined in the Act.

The Company had previously reported in the audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2003, that it had approximately $108,000,000 of NOL carryforwards which were fully reserved and will expire beginning 2007 through 2023. Section 382 of the IRC imposes an annual limitation on the utilization of NOL carryforwards based on a statutory rate of return (the “adjusted Federal long term rate”, as defined in the IRC) and the value of the corporation at the time of a change in ownership as defined by Section 382 of the IRC. As a result the Company evaluates whether there are limitations on the use of its NOL carryforwards, including the impact of cumulative changes in ownership of the Company’s Common Stock. This evaluation includes reliance upon the filings of Schedules 13D and 13G by certain stockholders in accordance with Securities and Exchange Commission (SEC) rules as well as additional reviews by the Company.

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

As of September 17, 2003, the future use of NOL carryforwards prior to this date is limited to $1.8 million annually. All of these NOL carryforwards are fully reserved and will expire over a 17-year period beginning in 2007. The change in ownership had no impact on reported net loss or loss per share for the years ended December 31, 2005, 2004 or 2003.

NOVT has updated the calculations related to the transactions covered by Section 382 and has concluded that no change in ownership, as defined in Section 382 of IRC, has occurred through December 31, 2005. The utilization of NOL carryforwards could be further restricted in future periods as a result of any future changes in ownership, as defined in Section 382 of the IRC. Such future change in ownership, if any, may result in significant additional amounts of these NOL carryforwards being limited and expiring unused.

A reconciliation of the provision for income taxes to the federal statutory rate is presented below for the years ended December 31 as follows (in thousands):

	2005	2004	2003
Tax benefit at statutory rate	$(5,395)	$(9,396)	$(295)
State tax, net of federal benefit	(590)	(1,073)	(23)
R&D tax credit	—	(223)	(571)
Other	207	33	101
Valuation allowance for deferred income tax asset	5,778	10,659	788

	$—	$—	$—

12. SHAREHOLDERS’ EQUITY

Shareholder Rights Plan

On October 25, 1996, the Company’s Board of Directors declared a dividend of one right (Right) for each share of Common Stock held of record at the close of business on November 25, 1996. Pursuant to the Shareholder Rights Plan, as amended, the Rights are generally not exercisable until 10 days after an announcement by the Company that a person or group has acquired at least 30% of the Company’s Common Stock. The Rights, which do not have any voting rights, may be redeemed by the Company at a price of $.01 per Right at any time prior to a person’s or group’s acquisition of 30% or more of the Company’s Common Stock. Each Right, should it become exercisable, will entitle the owner to buy 1 1/100th (0.01) of a share of new Series A Participating Preferred Stock at an exercise price of $340.

In the event the Rights become exercisable as a result of the acquisition of at least 30% of the Company’s Common Stock, each Right will entitle the owner, other than the acquiring person, to buy at the Rights’ then current exercise price a number of shares of Common Stock with a market value equal to twice the exercise price. In addition, unless the acquiring person or group owns more than 50% of the outstanding shares of Common Stock, the board of directors may elect to exchange all outstanding Rights (other than those owned by such acquiring person or group) at an exchange ratio of one share of Common Stock per Right. The Rights expire on November 25, 2006 unless they are earlier exercised, redeemed, or exchanged. As a result of the adoption of the Shareholder Rights Plan, 1,000,000 shares of authorized preferred stock have been reserved and designated as Series A Participating Preferred Stock.

Stock Option Plans and Stock Grants

The Company’s board of directors adopted in May 1992, the Novoste Corporation Stock Option Plan (the Plan) under which options designated as either incentive or non-qualified stock options may be issued to employees, officers, directors, consultants and independent contractors of the Company or any parent, subsidiary or affiliate of the Company. Options granted under the Plan are at prices not less than the fair market value at the time of grant and may be exercised for a period of ten years from the grant date. Options granted under the Plan have vesting periods ranging from immediate to four years. The Plan includes a provision for options to accelerate and become immediately and fully exercisable upon a 50% or more change in control as defined in the Plan. In 2001, this Plan was terminated and replaced with the 2001 Stock Plan (as described below). In August 1996, the Stock Option and Compensation Committee of the board of directors of the Company adopted a Non-Employee Director Stock Option Plan (the Director Plan). In 2001, the Director Plan was terminated and replaced with the 2001 Stock Plan. All options relating to the Director Plan have expired and none remain at December 31, 2005.

During April 2001, the 2001 Stock Plan (the 2001 Stock Plan) was adopted by the Company’s board of directors and on June 14, 2001, the 2001 Stock Plan was approved by the Company’s shareholders. Any employee, officer, consultant, independent contractor or director is eligible to participate in the 2001 Stock Plan. The 2001 Stock Plan permits the granting of incentive and non-qualified stock options, stock appreciation rights, restricted stock, performance awards and common stock. Options granted under the 2001 Stock Plan are at prices not less than the fair market value at the time of grant and may be exercised for a period of ten years from the grant date. Options granted under the 2001 Stock Plan have vesting periods ranging from immediate to four years. The 2001 Stock Plan includes a provision for options to accelerate and become immediately and fully exercisable upon a 50% or more change in control as defined in the incentive and non-qualified stock option agreements. During 2004, the 2001 Stock Plan was amended to make an additional 125,000 shares available for grant. Under the 2001 Stock Plan, 219,000 shares were granted and 98,000 shares were cancelled in 2004, and 35,000 shares remained available for grant as of December 31, 2004. During 2005, 224,000 shares were cancelled, leaving 259,000 available for grant at December 31, 2005.

Effective February 12, 2002, the Company’s board of directors adopted the Novoste Corporation 2002 Broad-Based Stock Plan (the 2002 Plan), which makes 200,000 shares available for grant to employees, officers, consultants, independent contractors or non-employee directors providing services to the Company or affiliates. The 2002 Plan limits the number of shares that may be granted to officers and directors to 25,000 shares. The 2002 Plan permits the granting of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, other stock grants and other stock-based awards. Furthermore, awards other than options are limited to 10% of the total number of shares authorized and the purchase price per share of options may not be less than the fair market value on grant date. The 2002 Plan authorizes the committee designated by the Company’s board of directors to set the term and to accelerate the exercisability of awards. Under the 2002 Plan, 3,000 shares were granted, 500 shares were exercised and 17,000 shares were canceled in 2004, and 21,000 shares remained available for grant as of December 31, 2004. During 2005, 26,000 shares were cancelled, leaving 47,000 available for grant at December 31, 2005.

Effective October 16, 2002, the board of directors adopted the Novoste Corporation 2002 Chief Executive Officer Stock Option Plan which authorizes the grant of 175,000 shares to the Company’s Chief Executive Officer. All of the shares authorized were granted to Alfred J. Novak on October 16, 2002, as non-qualified stock options, at an exercise price of $16.80 per share, the fair market price of the stock on the date of the grant. The options are exercisable at various times during the term of the grant, which is a period of ten years. No shares remain available for grant under this plan.

Activity under the above-described three plans is summarized as follows:

	Number of Shares	Price per Share			Weighted Average Price
Outstanding at December 31, 2002	896,511	$12.80	-	$197.00	$44.56

Options granted	131,602	18.00	-	33.56	22.68
Options exercised	(26,187)	12.80	-	29.84	25.76
Options forfeited	(228,534)	14.80	-	197.00	54.32

Outstanding at December 31, 2003	773,392	12.80	-	197.00	38.36

Options granted	221,800	5.96	-	20.80	11.96
Options exercised	(500)	14.80	-	14.80	14.80
Options forfeited	(173,365)	11.60	-	197.00	46.54

Outstanding at December 31, 2004	821,327	5.96	-	197.00	29.52

Options granted	—	—		—	—
Options exercised	—	—		—	—
Options forfeited	(337,110)	5.96	-	197.00	39.99

Outstanding at December 31, 2005	484,217	11.60	-	197.00	22.30

Exercisable at December 31, 2005	351,235	11.60	-	197.00	25.04

At December 31, 2005 the Company has 790,000 shares of Common Stock authorized but unissued under these employee and director stock option arrangements and 125,000 shares of Common Stock reserved for issue under the Employee Stock Purchase Plan (see Note 14).

The following table summarizes information concerning currently outstanding and exercisable options:

			Options Outstanding			Options Exercisable
Range Of Exercise Prices			Number Of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Of Options Outstanding	Number Exercisable	Weighted Average Exercise Price
$1.00	-	20.00	323,188	7.42	$15.12	196,178	$15.48
20.01	-	28.00	99,101	6.14	25.90	95,089	26.07
28.01	-	42.00	14,719	6.37	30.87	12,771	30.72
42.01	-	53.52	33,156	3.00	46.46	33,156	46.46
53.53	-	87.76	4,875	5.54	63.73	4,870	63.74
87.77	-	90.00	4,584	4.80	90.00	4,580	90.00
90.01	-	98.76	875	3.58	96.00	875	96.00
98.77	-	197.00	3,719	4.13	145.45	3,716	145.47

			484,217	6.75	22.30	351,235	25.04

During the period October 1998 to February 1999, options to purchase 50,000 shares were granted at prices per share ranging from $47.00 to $112.00 per share. These grants were subject to shareholder approval in May 1999. When approval was obtained, the market price per share exceeded the exercise price, and the Company incurred compensation expense of $1,793,000, which has been expensed over the four-year vesting period of these options, ending in 2002.

In April 2001, options to purchase 25,000 shares were granted at $58.84 per share. These grants were subject to shareholder approval in June 2001. When approval was obtained, the market price per share exceeded the exercise price, and the Company incurred compensation expense of $839,000, which has been expensed over the vesting period of these options. The vesting period allowed for one-quarter vesting of the options on the date of grant and the remainder to be vested one-quarter over the next three grant date anniversaries. Approximately $0, $14,000, and $114,000 were expensed in 2005, 2004 and 2003, respectively, relating to these options.

In May 2002, certain executive officers voluntarily surrendered options for 178,000 shares, most of which were exercisable at prices in excess of $80.40 per share. By surrendering the options, these officers were not eligible to receive grants of any options for at least six months after the date of the surrender of the options.

In November 2002, the Company issued options for 5,000 shares to an officer of the Company as a replacement award to previously canceled options. The Company recorded $91,000 in compensation expense associated with the issuance of these awards. In 2003, the Company granted 3,000 shares of stock options to non-employees, which had a total fair market value of $49,000 at their grant date. Under SFAS 123, the fair market value of these grants is to be amortized over their vesting period ranging from five months to four years. The Company recorded $30,000 in compensation expense associated with the issuance of these grants.

The weighted-average fair value of options granted during 2003 and 2004 is $14.00 and $6.68, respectively. No options were granted during 2005.

Since inception, the Company granted a total of 14,000 shares of restricted Common Stock authorized under the various plans to consultants and certain officers of the Company. Of these restricted shares, 2,000 were cancelled during 2000. In October 2001, the Company accelerated the vesting of 10,000 shares of restricted stock previously issued to an officer. The Company recognized approximately $190,000 in expense associated with the accelerated vesting. In 2003, 1,000 shares were canceled due to termination of employment. As of December 31, 2004, the remaining 12,000 restricted shares were vested, have been recorded as unearned compensation in the statement of shareholders’ equity and were amortized to compensation expense over the vesting periods of the awards. Holders of these shares have voting rights after the shares vest. Based on the quoted market value per share at the grant dates, the Company incurred compensation expense of $0, $3,000, and $25,000 in 2005, 2004 and 2003, respectively.

Stock Buy-Back Program

In August 2002, the Company announced a stock buy-back program, which authorized the purchase of up to $5 million of Common Stock in the open market. Under the program, no shares will knowingly be purchased from officers or directors of the Company. Depending on market conditions and other factors, the purchases could be commenced or suspended at any time or from time-to-time without notice. Shortly after the announcement, the Company suspended the program when the voluntary product recall of 3.5F catheters was initiated. In August 2003, the Company announced the extension of the stock buy-back program originally authorized in 2002 for an additional one year period and increased the authorized expenditure for stock repurchase up to $7 million. No repurchases occurred since 2003 and the program has expired. As of December 31, 2005, 46,350 shares have been purchased for $725,000 under the buy-back program. Of these, approximately 35,000 shares have been reissued for purchases related to the exercise of stock options and the Employee Stock Purchase Plan.

13. COMMITMENTS AND CONTINGENCIES

The Company is committed under operating leases for its facility and various equipment. Rent expense was approximately $629,000, $752,000, and $827,000, for the years ended December 31, 2005, 2004 and 2003, respectively. The total future minimum rental payments at December 31, 2005 are as follows (in thousands):

2006	$61

Total lease commitments	$61

On January 3, 1996, the Company entered into a license agreement with a physician pursuant to which he is entitled to receive a royalty on the net sales of the Beta-Cath™ System (excluding consideration paid for the radioactive isotope), up to a maximum payment of $5,000,000. Royalty fees to the physician aggregated $47,000, $206,000 and $585,000 in 2005, 2004 and 2003, respectively, and have been expensed in cost of sales. Since inception of the agreement, approximately $2,209,000 has been earned.

On January 30, 1996, the Company entered into a license agreement whereby Emory University assigned its claim to certain technology to the Company for royalties based on net sales (as defined in the agreement) of products derived from such technology, subject to certain minimum royalties. After the first commercial sale of royalty bearing products by NOVT, minimum royalties were due to Emory University in the following amounts: year 2 after the first commercial sale—$10,000;

year 3—$15,000; year 4—$25,000; and years 5-10, $50,000 per year. The royalty agreement term is consistent with the life of the related patent and applies to the assignments of the patent technology to a third party. Royalty fees to Emory University aggregated $127,000, $468,000, and $1,192,000 in 2005, 2004 and 2003, respectively, and have been expensed in cost of sales.

On April 22, 2004, NOVT signed an asset purchase agreement with Guidant pursuant to which NOVT would acquire information regarding Guidant’s vascular brachytherapy business, including the customer list of Guidant in the United States and Canada. NOVT paid the sum of $2,500,000 to Guidant at the signing of the transaction and agreed to pay 5% on its net sales to customers on the Guidant customer list that transition to NOVT’s products for a period of six months after April 22, 2004. After the six-month transition period, NOVT pays an additional 5% on all vascular brachytherapy products in the U.S. and Canada, up to an additional payment of $4,000,000. Under this agreement, Guidant has earned $227,000 in additional payments during 2004 and $229,000 during 2005, or $456,000 since the execution of the contract (see Note 7).

On June 20, 2001, the Company entered into a manufacturing and supply agreement with Bebig Isotopentechnik und Umweltdiagnostik GmbH (Bebig), a German corporation, to manufacture and supply the Company with radioactive sealed Strontium-90 seed trains. During each calendar year under the four-year contract, the Company guaranteed minimum annual payments to Bebig in varying amounts. All product purchases are credited against the annual guaranteed payment. In the event that the Company did not purchase product to exceed the annual guaranteed payment, the deficiency was due and payable to Bebig within thirty days after the end of each one-year contract period. All payments of this obligation were completed during the first quarter of 2005 and the agreement expired June 19, 2005.

The Company has a long-term contract with AEA to supply 3.5F diameter jacketed Radiation Source Trains, a key component of the Beta-Cath™ system. This contract has been in effect for 5 years and will expire in September 2006. The contract calls for annual minimum purchases or compensating payments should purchases not reach the contractual minimum purchase level. In view of ample inventory of these source trains, NOVT has not purchased any trains since July 2004 and, consequently, has made compensating payments during 2004 and 2005. We have accrued $604,000 to make additional compensating payments in lieu of taking product in 2006.

At December 31, 2005, the Company has disposal requirements for radioactive isotopes and contractual cost reimbursement obligations for decommissioning contaminated production equipment. Costs for disposal of the radioactive materials in 3.5F diameter radiation source trains are included with the purchase price. The Company is contractually obligated for decommissioning the radiation manufacturing facility at AEA when it is retired in the third quarter of 2006 (see Note 5). NOVT receives estimates from time to time regarding the cost of decommissioning and adjusts the related asset and liability as this information becomes available. The estimate of costs for this process is provided in Euros, thus, the fair value of the liability in USD is calculated using the Euro/USD exchange rate at the balance sheet date and discounted using the risk-free interest. The total liability recorded at December 31, 2005 is $582,000, which is discounted at 4.25% to determine the liability amount of $557,000 on the balance sheet. Payments will not occur until retirement of the facility in 2006. The estimate of the decommissioning cost is subject to revision as the Euro/USD exchange rate changes, as disposal methods and technologies change, and as possible alternate uses for the equipment develop between now and the retirement date in 2006. AEA disputes the NOVT estimate of the minimum contractual liability and the decommissioning estimate as recorded in the NOVT financial statements as of December 31, 2005 and has further notified NOVT that it believes an additional $1,500,000 million was owed by NOVT to AEA under the above agreement. Subsequent to December 31, 2005, and following the asset sale as of March 9, 2006, Best Vascular has assumed these liabilities. As a result of recent discussions between AEA and NOVT, AEA has advised NOVT on a preliminary basis that it no longer disagrees with NOVT’s position regarding amounts owed by NOVT for inventory and minimum purchase payments and therefore, the amount in dispute is no longer $1,500,000 and the Company believes is instead $500,000.

In June 2003, Calmedica LLC (Calmedica) filed suit against the Company alleging infringement of patents owned by Calmedica. NOVT has been aware of the patents owned by Calmedica and believes our products do not infringe the patents. While the Company and its counsel believe that Calmedica is not likely to be successful on the merits, defense of the case could require the expenditure of significant time and resources. Due to the high degree of uncertainty associated with this matter, no accruals for future potential costs have been recorded.

As part of the sale of substantially all assets of the VBT business, Best Vascular will assume the liabilities associated with the contracts and license agreements and the Calmedica litigations, as described above.

The Company maintains termination agreements with certain executives providing for severance pay and other related benefits upon the executive’s separation from the Company. In addition, there are retention bonus agreements for certain executives and other employees, which provide for continued loyalty to NOVT during the wind down period.

The Company is subject to legal claims and assertions in the ordinary course of business. At December 31, 2005, other than the Calmedica litigation the Company is not aware of any such claims and assertions that are material to the Company’s financial statements.

14. EMPLOYEE BENEFIT PLANS

The Company has adopted a Defined Contribution 401(k) Plan in which all employees who are at least 21 years of age are eligible to participate. Contributions of up to 15% of compensation to the 401(k) Plan may be made by employees through salary withholdings. Company matching contributions are discretionary. In 2005, 2004 and 2003 the Company matched 33 1/3% of the first 6% of employee contributions, aggregating $48,000, $173,000, and $199,000, respectively. Due to the wind down of operations and small employee base, the Company discontinued the plan effective December 31, 2005.

Effective July 1, 2000, the Company adopted an Employee Stock Purchase Plan (ESPP), which makes available up to 250,000 shares of Common Stock of the Company to be sold to eligible employees under the ESPP. The purchase price of each share of Common Stock sold pursuant to the ESPP shall be the lesser of 85% of the fair market value of such share on the first day of the purchase period or 85% of the fair market value of such share on the last day of the purchase period. As of December 31, 2005, 125,000 shares have been purchased under the plan.

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

During the third quarter of 2004, NOVT suspended production of radiation source trains at AEA Technology-QSA, GmbH (AEA). This suspension was due to the existence of sufficient radiation source train inventory levels that were determined to be adequate to meet the needs of NOVT for the foreseeable future. This situation was due to (a) the reduction in the number of vascular brachytherapy sites and procedures as a result of the declining vascular brachytherapy market, and (b) fewer replacements of 3.5F radiation source trains than expected. As a result of the suspension and continued declines in the Company’s current and projected future revenues and cash flows, NOVT assessed the recoverability of carrying value of the Company’s long-lived assets in relationship to the expected undiscounted cash flows to be generated from revenues. Based on this evaluation, NOVT concluded that the value of the AEA plant was no longer fully recoverable and recorded an impairment charge of $938,000, against the carrying value of $2,865,000 in property and equipment in the plant. In addition, effective September 30, 2004, NOVT concluded that the estimated useful commercial life of the production facility should be reduced from 60 months to 48 months, ending September 2006 when the AEA supply agreement is up for renewal. The remaining value of the AEA plant was to be depreciated over this remaining useful life.

During the fourth quarter of 2004, the Company updated an economic study regarding the value of all long-lived assets supporting the VBT business. The impairment analysis was based on expected future net cash flows to be generated by the assets during their remaining service lives, using undiscounted cash flows. Because the Company only has one product line, all enterprise-wide, long-lived assets were included. The study concluded that the assets were impaired, and the carrying value of all long-lived assets was reduced by $8,411,000, and expensed as follows: in cost of sales, $6,692,000; in sales and marketing, $1,667,000; and in general and administrative, $52,000. Approximately $95,000 applied to long-lived assets in Europe. All of the specialized assets relating to the Beta-Cath™ product line were considered to have zero fair value due to their specialized nature and lack of alternative uses. Property and equipment, much of which is more versatile in nature, was reduced to estimated salvage value.

16. PERSONNEL TERMINATION COSTS AND RETENTION INCENTIVES

On February 22, 2005, NOVT announced that its board of directors had determined that its VBT business, which is its only business line, is no longer viable and, as a result, had authorized a staged wind down of the business. The staged wind down plan was determined necessary to maximize the value of NOVT’s remaining assets. The total of personnel-related termination costs, which consist of severance pay, outplacement assistance and retention incentives, is expected to aggregate approximately $5,200,000 through the execution of the wind down plan, which is expected to be completed in early 2006. Approximately $343,000 of these costs relate to personnel in Europe with the remaining costs applicable to U.S. operations.

During the years ended December 31, 2005 and 2004, 82 and 84 employees, respectively, were terminated, to align the Company’s staffing with current market conditions. All costs related, directly or indirectly, to the terminating personnel and those remaining were expensed and included in cost of sales and operating expense on the consolidated statement of operations for the years ended December 31, 2005 and 2004 (amounts in thousands):

	Year Ended December 31,
	2005	2004
Liability at beginning of period	$—	$—
Incurred and expensed	4,895	676
Paid and settled	(4,157)	(676)

Liability at end of period (included with accrued salaries)	$738	$—

Expenses during 2005 are spread across all operating areas as follows: Cost of sales, $820,000; research and development, $299,000; sales and marketing, $1,183,000; and administration, $2,593,000. At December 31, 2005, approximately 18 employees remain with NOVT.

17. RELATED PARTY TRANSACTIONS

On December 23, 2002, the Company signed a Distribution Agreement with Orbus Medical Technologies, Inc., (Orbus) a manufacturer of cardiology products. The Company’s President and Chief Executive Officer, Mr. Alfred J. Novak, was also the Chairman of Orbus. As of December 31, 2004, the Company had prepaid $60,000 and had $169,000 in inventory. In the years ended December 31, 2005 and 2004, NOVT had net sales of $37,000 and $430,000 from this product line.

In February 2005, NOVT and Orbus mutually agreed to terminate the Distribution Agreement. Orbus paid NOVT $366,000 and assumed $36,000 in liabilities to repurchase inventory, refund the unused deposit and reimburse NOVT for market development expenses. NOVT ceased distributing Orbus product by the end of the first quarter of 2005. Included in amounts payable as of December 31, 2005, is $53,000 due to Orbus relating to the final settlement for termination of the Company’s contract with Orbus.

18. SEGMENT INFORMATION

SFAS 131, Disclosures about Segments of an Enterprise and Related Information, requires the reporting of segment information based on the information provided to the Company’s chief operating decision maker for purposes of making decisions about allocating resources and assessing performance. The Company’s business activities are represented by a single industry segment, the manufacture and distribution of medical devices. For management purposes, the Company is segmented into two geographic areas: United States and Rest of World (Canada, Europe, Australia, Asia and South America).

The Company’s net sales, net income (loss), long-lived assets and total assets by geographic area are as follows (in thousands):

Net sales
		United States	Rest of World	Consolidated
	2005	$6,035	$1,852	$7,887
	2004	19,391	3,877	23,268
	2003	57,915	4,986	62,901
Net income (loss)
		United States	Rest of World	Consolidated
	2005	$(15,121)	$(208)	$(15,329)
	2004	(26,293)	(628)	(26,921)
	2003	(932)	64	(868)
Long-lived assets
		United States	Rest of World	Consolidated
	2005	$81	$—	$81
	2004	700	—	700
Total assets
		United States	Rest of World	Consolidated
	2005	$13,729	$359	$14,088
	2004	31,794	1,908	33,702

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	(In thousands, except per share amounts)
2005	First Quarter Ended March 31	Second Quarter Ended June 30	Third Quarter Ended September 30	Fourth Quarter Ended December 31
Net sales and revenue	$3,413	$2,299	$1,386	$789
Cost of sales	4,118	895	475	488
Gross margin	(705)	1,404	911	301
Loss from operations	(6,719)	(2,741)	(1,501)	(2,811)
Net loss	(6,554)	(2,580)	(1,132)	(5,063)
Net loss per share, basic and diluted	(1.61)	(0.63)	(0.28)	(1.24)

2004	First Quarter Ended March 31	Second Quarter Ended June 30	Third Quarter Ended September 30	Fourth Quarter Ended December 31
Net sales and revenue	$7,025	$5,753	$5,952	$4,538
Cost of sales	3,952	3,539	4,350	4,270
Impairment charge	—	—	938	6,692
Gross margin	3,073	2,214	664	(6,424)
Loss from operations	(4,691)	(3,886)	(5,440)	(13,402)
Net loss	(4,614)	(3,770)	(5,273)	(13,264)
Net loss per share, basic and diluted	(1.12)	(0.95)	(1.28)	(3.24)

Cost of sales and gross margin for the first and second quarter of 2004 have been changed from the presentation in our 10-Q’s in order to be consistent with the presentation made for the third and fourth quarters and for prior years. Administration and facilities costs in the amounts of $77,000 and $76,000 for the first and second quarter, respectively of

2004, are reclassified to cost of sales, which correspondingly reduced gross margin. The total results of operation does not change. The fourth quarter of 2005 was affected by the reserve for the promissory note from ONI in the amount of $3,000,000 and the foreign currency gain on dissolution of European subsidiaries in the amount of $704,000 The historical per share calculations have been modified to reflect the one-for-four reverse stock-split in November 2005.

20. EUROPEAN SUBSIDIARIES

European operations accounted for approximately 23% of revenue for the twelve months ended December 31, 2005, compared to approximately 17% for the same period last year. In connection with the Company’s staged wind down of its VBT business, on April 14, 2005, NOVT’s German subsidiary, Novoste GmbH, initiated a voluntary dissolution of the corporation. This company began orderly liquidation and must add the suffix “i.L.” to all letters, correspondence and business transactions. At December 31, 2005, substantially all assets had been sold, and most contractual obligations settled. One employee remains to handle the remainder of the wind down and dissolution tasks. NOVT’s subsidiary in France was dissolved in September 2005. The remaining European subsidiaries are in dissolution and liquidation will be completed in 2006. For the year ended December 31, 2005, the results of these subsidiaries are included as part of on-going operations because the company had significant on-going involvement with these subsidiaries, as described in SFAS 144, in the form of employing personnel to service customers and collecting cash related to sales.

The European subsidiaries were established in 1998 and 1999 and over the years, the accumulated translation adjustment had accumulated to approximately $704,000. In February 2005, the board of directors of NOVT concluded that the VBT business was not viable and authorized management to begin a staged wind down of company operations. Upon sale or complete or substantially complete liquidation of an investment in a foreign entity FASB Statement No. 52, Foreign Currency Translation, requires that the accumulated translation adjustment component of equity related to that investment be included in measuring the resulting gain or loss. At December 31, 2005, these subsidiaries had only minor amounts of assets remaining and met the criteria of a substantially complete liquidation within the meaning of SFAS 52. We recorded this accumulated translation amount as income in the financial statements at December 31, 2005.

21. TERMINATION OF PROPOSED MERGER WITH ONI MEDICAL SYSTEMS, INC.

On May 18, 2005, NOVT entered into a merger agreement with ONI. The merger required approval of NOVT’s shareholders. On September 26, 2005, NOVT terminated its merger agreement with ONI after NOVT’s shareholders, at the reconvened special meeting of shareholders in lieu of an annual meeting, failed to approve the issuance of shares of NOVT Common Stock necessary to complete the merger with ONI.

22. NOTE RECEIVABLE

Concurrent with the execution of the ONI merger agreement on May 18, 2005, NOVT extended to ONI an 18-month senior unsecured loan in the principal amount of $3,000,000, bearing interest at a rate of 8% per year. Principal and interest on the loan will be due in November 2006.

In connection with the $3,000,000 loan, ONI granted to NOVT a warrant to purchase up to 2,325,581 shares of ONI Series A preferred stock (which is convertible into ONI common stock), at an exercise price of $1.29 per share, which expires November 18, 2006. The warrant is currently exercisable either by paying cash or by surrendering the promissory note that evidences the loan. No warrants have been exercised as of December 31, 2005.

NOVT follows the guidance in Statement of Financial Accounting Standards No. 114 Accounting by Creditors for Impairment of a Loan. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When evaluating a note for impairment, the factors considered include: (a) indications that the borrower is experiencing business problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions, (b) loans are secured by collateral that is not readily marketable or (c) collateral that is susceptible to deterioration in realizable value.

ONI is a private company and the availability of their financial statements is limited. ONI has not provided the Company with financial statements for the period ended December 31, 2005. Additionally, they have informed the Company that, while they had a cash infusion of $7 million in November 2005, they will require further financing during 2006. In addition, the lack of financial information with respect to ONI hampers the determination of the value of the warrants related to the note. Another adverse event occurred during February 2006 when a new federal law was enacted which the Company believes has the effect of reducing outpatient reimbursement rates for companies such as ONI. This could have the effect of slowing ONI’s business and require faster use of their cash to sustain operations.

Although the Company has received a non-default confirmation certificate dated January 24, 2006 from ONI, as a result of the above circumstances, on February 16, 2006, the audit committee determined that the Company would establish a reserve as of December 31, 2005 for the ONI promissory note. Notwithstanding the establishment of this reserve, the promissory note may be paid in full at maturity. If the promissory note is not paid in full when due or, if prior to the due date, a default occurs under the promissory note, the Company intends to seek full collection of all amounts owed to NOVT under the promissory note.

23. SALE OF VBT BUSINESS

In February 2005, the Company announced that its board of directors had determined that the VBT business, the Company’s only business line, was no longer viable and, as a result, the board authorized a staged wind down of the business. Subsequent to the implementation of the wind down, the Company began discussions with Best Vascular and BMI regarding a sale of substantially all of the assets of the VBT business. On August 25, 2005, the Company entered into an asset purchase agreement to sell the VBT business to Best Vascular; however, completion of the proposed merger with ONI, which has subsequently been abandoned, was a condition to completion of the sale. As a result, the Company was unable to complete the sale of the VBT business pursuant to the original asset purchase agreement with Best Vascular and BMI.

On October 12, 2005, the Company entered into an amended and restated asset purchase agreement with Best Vascular and BMI, which agreement was subsequently amended on November 30, 2005 and January 27, 2006.

On March 9, 2006, the Company completed the sale of substantially all of the assets of its VBT business to Best Vascular pursuant to the amended and restated asset purchase agreement. The proposed asset sale transaction was approved by the Company’s shareholders at a meeting held on March 7, 2006. Pursuant to the amended and restated asset purchase agreement, BMI agreed to guarantee the full and faithful performance by Best Vascular of all agreements of Best Vascular set forth in the agreement.

The assets of the Company sold include the patents and other intellectual property, the inventory and equipment, furniture, records, sales materials, and various agreements and contracts in each case associated with the VBT business. The assets sold do not include cash and cash equivalents and certain other assets not related to the VBT business.

The consideration for the sale of assets is the assumption by Best Vascular of the Company’s liabilities described below:

•	liabilities incurred or arising after the closing from that certain patent infringement litigation filed against the Company by Calmedica pending in the United States District Court for the Northern District of Georgia and the United States District Court for the Northern District of Illinois in consideration of a cash payment of $350,000 by the Company to Best Vascular;

•	liabilities incurred or arising before or after the closing under the Company’s supply agreement dated October 14, 1999, with AEA, such as obligations to decontaminate and decommission equipment;

•	liabilities incurred or arising after the closing under certain royalty agreements and other agreements between the Company and various third parties;

•	liabilities arising after the closing for utility payment obligations with respect to the Company’s leased facilities at 4350 International Boulevard, Norcross, Georgia; and

•	liabilities arising after the closing from the use or ownership of the VBT business assets.

In addition, Best Vascular acquired the Company’s accounts receivable and assumed the Company’s trade accounts payable related to the VBT business at the closing, subject to a reconciliation and true-up procedure. Taking into account the assumption of such accounts receivable and accounts payable, the payment obligation of the Company of $350,000 to Best Vascular in connection with its assumption of the Calmedica litigation described above, and various other adjustments contemplated by the amended and restated asset purchase agreement, the Company made a total payment of approximately $67,200 to Best Vascular at the closing.

As part of the transaction, the Company amended its amended and restated articles of incorporation to change the name of the Company from “Novoste Corporation” to “NOVT Corporation.” In addition, the Company, Best Vascular and BMI entered into a letter agreement addressing various transition issues, including shared use of office space, use of computers and communications systems, and certain other transition-related matters.

As a result of the completion of the asset sale transaction, the Company has no continuing business operations and may be deemed to be a “shell” corporation with principally cash assets and a note receivable.

In connection with the original asset purchase agreement, NOVT, Best Vascular and BMI entered into a marketing representation agreement on August 25, 2005 pursuant to which Best Vascular marketed and solicited orders for NOVT’s existing inventory of products, including the Beta-Cath™ System, in consideration of the payment to Best Vascular of $25,000 on a weekly basis. On October 12, 2005, NOVT, Best Vascular and BMI amended the marketing representation agreement to extend its term to December 31, 2005, and subsequently to February 15, 2006 and to March 31, 2006 consistent with the extensions of the amended and restated asset purchase agreement. The marketing representation agreement terminated on March 9, 2006 in connection with the consummation of the asset sale transaction.

24. RECEIPT OF NASDAQ DELISTING NOTICE AND IMPLEMENTATION OF REVERSE STOCK SPLIT

On October 19, 2005, the Company received a delisting notice from NASDAQ’s listing qualifications department. The delisting notice was issued as a result of the Common Stock’s noncompliance with NASDAQ’s $1 minimum bid price requirements for continued listing. The delisting of the Common Stock was stayed pending an oral hearing in front of a NASDAQ listing qualifications panel on November 17, 2005. To enable the Common Stock to regain compliance and avoid delisting, the Company implemented a one-for-four reverse stock split effective on November 4, 2005.

As a result of the reverse stock split, each four shares of Common Stock outstanding as of 12:01 a.m., Eastern Standard Time, on November 4, 2005, were exchanged for one share of Common Stock and the total number of shares outstanding was reduced from approximately 16.3 million shares to approximately 4.1 million shares. On November 23, 2005, the Company received notice from Counsel to the NASDAQ listing qualifications panel stating that the panel had determined to continue the listing of the Company’s Common Stock on the NASDAQ National Market.

On March 23, 2006, the Company received a notice from the NASDAQ Stock Market indicating that the Company is not in compliance with the NASDAQ Stock Market’s requirements for continued listing because, as a result of the sale on March 9, 2006 of the Company’s VBT business to Best Vascular, the Company no longer has an operating business. As a result of the notice the Company received from the NASDAQ Stock Market, the Company expects that its Common Stock will be delisted from the NASDAQ Stock Market at the open of business on April 3, 2006.

25. SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 2005, the Company’s management continued to monitor and evaluate the collectability and potential impairment of its assets, in particular, the ONI note receivable. In connection therewith, the Company recorded an expense of $3,000,000 to recognize the uncertainty of collection of this note. In addition, approximately $149,000 of accrued interest under the note receivable was eliminated from income, again, due to the uncertainty of collection (see Note 22). During the fourth quarter of 2005, NOVT substantially completed the dissolution of European operations (see Note 20). In this regard, the Company recorded income of approximately $704,000 related to the translation of foreign exchange. It is management’s opinion that these adjustments are properly recorded in the fourth quarter, based on the facts and circumstances that became available after the quarter began.

26. SUBSEQUENT EVENTS

Settlement Agreement with Steel Parties

On March 17, 2006, the Company executed and delivered a settlement agreement, dated as of March 16, 2006 (the Settlement Agreement), with Steel Partners II, L.P., a Delaware limited partnership, J.L. Howard, Inc., a New York corporation, Steel Partners, L.L.C., a Delaware limited liability company, Warren G. Lichtenstein, Jack L. Howard, John Quicke, James Henderson, Joshua Schechter, Harvey J. Bazaar, Leonard Toboroff and “The Novoste Full Value Committee” (collectively, the Steel Parties). Pursuant to the Settlement Agreement, the Company’s board of directors will be reduced in size from seven to four members and the current NOVT board of directors has approved a reconstituted board, which will consist of three appointees of the Steel Parties, Jack L. Howard, John Quicke and Leonard Toboroff, as well as William E. Whitmer, who is currently a member of the board. Mr. Whitmer will continue serving, and Mr. Toboroff will be appointed as, a Class I director. Mr. Quicke will be appointed as a Class II director. Mr. Howard will be appointed as a Class III director. Six current members of our board of directors, J. Stephen Holmes, Charles E. Larsen, Judy Lindstrom, Alfred J. Novak, Stephen I. Shapiro and Thomas D. Weldon, have submitted their resignations effective as of the time that the change in composition of the board occurs.

Each of these changes in composition of the board will be effective on the later of (i) the tenth calendar day after the date of filing and dissemination to NOVT shareholders of an Information Statement pursuant to Section 14(f) of the Securities Exchange Act of 1934, as amended (or such later date as may be required to comply with any comments of the staff of the SEC) and (ii) the filing by NOVT with the SEC of its annual report on Form 10-K for the twelve months ended December 31, 2005, but in no event later than April 17, 2006. The Company currently expects that the change in composition will be effective on or around March 31, 2006.

As part of the Settlement Agreement, the previously scheduled April 13, 2006 special meeting of shareholders, for which a February 22, 2006 record date had been established, was cancelled and the election contest (the Election Contest) with respect to the Steel Parties’ proposal to elect to the board of directors a new slate of nominees was terminated. In addition, the parties have agreed that, subject to the fiduciary duties of the members of the board, Messrs. Toboroff and Whitmer will stand for election as Class I directors at the Company’s next annual meeting of shareholders, and the Steel Parties have agreed in their capacities as shareholders to support the nomination and election of both such directors and to cause shares of Common Stock they own to be voted in favor of both such nominees. A separate proxy statement will be mailed for that meeting.

In connection with the Settlement Agreement, Daniel G. Hall, J. Stephen Holmes, Charles E. Larsen, Judy Lindstrom, Alfred J. Novak, Subhash C. Sarda, Stephen I. Shapiro, Thomas D. Weldon and William E. Whitmer (collectively, the NOVT Parties), entered into undertaking letters. The undertaking letters of Ms. Lindstrom and Messrs. Holmes, Larsen, Novak, Shapiro and Weldon provide that such person resigns from the board as of the time that the change in composition described above occurs.

The Settlement Agreement and undertaking letters also collectively provide that: (i) the Company shall continue to have an audit committee of the board so long as required under SEC rules, and the Steel Parties agree to support Mr. Whitmer’s continued membership on such audit committee so long as he remains a director of the Company and remains eligible to serve on such audit committee; (ii) the Company shall reimburse the Steel Parties $232,912 for out-of-pocket expenses incurred in connection with the proxy contest involving the opposition to the dissolution proposal made by the board that was considered at the March 7, 2006 special meeting of shareholders (the Proxy Contest) and the Election Contest; (iii) each NOVT Party releases each of the Steel Parties, and each of the Steel Parties releases each of the NOVT Parties, from any potential claims or causes of action; (iv) the Company releases each of the Steel Parties and each of the NOVT Parties from any potential claims or causes of actions relating to or arising from matters set forth in SEC filings made in connection with the Proxy Contest or the Election Contest; (v) the parties shall abide by certain non-disparagement and mutual cooperation covenants; and (vi) the Company shall continue to honor certain employee benefit plans and arrangements.

SCHEDULE V. VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	(In thousands)
	Balance Beginning of Period	Charged to Operations	Deduction From Reserve	Balance End of Period
Fiscal Year 2005
Allowance for doubtful accounts	$125	$80	$(110)	$95
Allowance for doubtful notes receivable	—	3,000	—	3,000
Inventory reserves	1,720	788	(83)	2,425
Returns and warranty reserves	2	(2)	—	—

Fiscal Year 2004
Allowance for doubtful accounts	$442	$(206)	$(111)	$125
Inventory reserves	1,242	1,327	(849)	1,720
Returns and warranty reserves	10	2	(10)	2

Fiscal Year 2003
Allowance for Doubtful Accounts	$1,135	$(377)	$(316)	$442
Inventory Reserves	844	398	—	1,242
Returns and warranty reserves	81	4	(75)	10
Catheter exchange reserve	2,150	—	(2,150)	—

INDEX TO EXHIBITS

Exhibit Numbers	Description
2.1	Merger Agreement, dated May 18, 2005, among Novoste Corporation, ONIA Acquisition Corp. and ONI Medical Systems, Inc. (1)

2.2	Asset Purchase Agreement, dated as of August 25, 2005, among Novoste Corporation, Best Vascular, Inc. and Best Medical International, Inc. (2)

2.3	Amended and Restated Asset Purchase Agreement, dated as of October 12, 2005, among Novoste Corporation, Best Vascular, Inc. and Best Medical International, Inc. (3)

2.4	Amendment No. 1 to Amended and Restated Asset Purchase Agreement, dated as of November 30, 2005, among Novoste Corporation, Best Vascular, Inc. and Best Medical International, Inc. (4)

2.5	Amendment No. 2 to Amended and Restated Asset Purchase Agreement, dated as of January 27, 2006, among Novoste Corporation, Best Vascular, Inc. and Best Medical International, Inc. (5)

3.1(i)	Amended and Restated Articles of Incorporation of Novoste Corporation filed on May 28, 1996 (filed herewith)

3.2(i)	First Amendment to Amended and Restated Articles of Incorporation of Novoste Corporation filed with the Department of State of the State of Florida on November 1, 1996 (filed herewith)

3.3(i)	Second Amendment to Amended and Restated Articles of Incorporation of Novoste Corporation filed with the Department of State of the State of Florida on November 2, 2005 (filed herewith)

3.4(i)	Third Amendment to Amended and Restated Articles of Incorporation of Novoste Corporation filed with the Department of State of the State of Florida on March 9, 2006 (filed herewith)

3.5(i)	Fourth Amendment to Amended and Restated Articles of Incorporation of NOVT Corporation filed with the Department of State of the State of Florida on March 29, 2006 (filed herewith)

3.1(ii)	Fourth Amended and Restated By-Laws of Novoste Corporation (filed herewith)

3.2(ii)	First Amendment to the Fourth Amended and Restated Bylaws of NOVT Corporation (filed herewith)

4.1	Form of Specimen Common Stock Certificate of Novoste Corporation (6)

4.2	Amended and Restated Rights Agreement, dated as of July 29, 1999, between Novoste Corporation and American Stock Transfer & Trust Company, which includes as Exhibit B thereto the Form of Right Certificate (7)

4.3	Amended and Restated Summary of Rights to Purchase Preferred Shares of Novoste Corporation (8)

4.4	Amendment No. 1, dated May 18, 2005, to the Amended and Restated Rights Agreement, between Novoste Corporation and American Stock Transfer & Trust Company (9)

4.5	Amendment No. 2, dated January 30, 2006, to the Amended and Restated Rights Agreement, between Novoste Corporation and American Stock Transfer & Trust Company (10)

4.6	Registration Rights Agreement dated as of March 28, 2000 by and among Novoste Corporation and the investors listed on the signature pages thereto (11)

*10.1	Copy of Stock Option Plan of Novoste Corporation, as amended (12)

H10.2	License Agreement, dated January 30, 1996, between Emory University and Novoste Corporation (13)

H10.3	License Agreement, dated January 31, 1996, between Spencer B. King III, M.D. and Novoste Corporation (14)

H10.4	Restenosis Therapy Project Development and Supply Agreement dated November 28, 1994, with Novoste Corporation, relating to the supply of radioactive beta isotopes (15)

H10.5	Option to Purchase Assets Agreement dated August 22, 1995, with Novoste Corporation relating to the purchase of assets of Novoste Corporation’s supplier of radioactive beta isotopes (16)

H10.6	Frame Agreement with Bebig Isotopentechnik und Umweltdiagnostik GmbH regarding purchases and investment grant (17)

*10.7	Copy of Non-Employee Director Stock Option Plan (18)

H10.8	Memorandum of Understanding between Novoste Corporation and Bebig Isotopentechnik und Umweltdiagnostik GmbH regarding purchases and investment grant dated April 23, 1997 (19)

H10.9	Amendment to Framework Agreement and Security Agreement with Bebig GmbH, dated February 11, 2000 (20)

10.10	Lease, dated October 23, 1998, between Weeks Realty, L.P. and Novoste Corporation (21)

H10.11	Manufacturing and Supply Agreement dated April 21, 1998 between Novoste Corporation and SeaMED Corporation (22)

10.12	Manufacturing and Supply Agreement dated September 1, 1999 between Novoste Corporation and SeaMED A Plexus Company (23)

H10.13	Development and Manufacturing Agreement between AEA Technology-QSA, GmbH and Novoste Corporation (24)

H10.14	Amendment to the Framework Agreement and Security Agreement between Novoste Corporation and Bebig Isotopentechnik und Umweltdiagnostik GmbH (25)

10.15	Loan and Security Agreement dated August 1, 2001 between Silicon Valley Bank and Novoste Corporation (26)

10.16	Negative Pledge Agreement dated August 1, 2001 between Silicon Valley Bank and Novoste Corporation (27)

*10.17	Form of change of control agreement executed between Novoste Corporation and Executive officers (28)

*10.18	Employment Agreement with Alfred Novak dated October 8, 2002 (29)

*10.19	Non-Qualified Stock Option Agreement with Chief Executive Officer dated October 16, 2002 (30)

*10.20	Non-Qualified Stock Option Agreement with Chief Executive Officer dated October 16, 2002 (31)

*10.21	2002 Chief Executive Officer Stock Option Plan (32)

*10.22	Form of amended and restated termination agreement for executive officers other than Alfred J. Novak (33)

*10.23	Form of amended and restated termination agreement for Alfred J. Novak (34)

*10.24	Novoste Corporation 2002 Broad-Based Stock Plan (35)

10.25	Promissory Note of ONI Medical Systems, Inc., dated May 18, 2005 (36)

10.26	Stock Purchase Warrant, between Novoste Corporation and ONI Medical Systems, Inc., dated May 18, 2005 (37)

*10.27	Form of amendment to the amended and restated termination agreements for executive officers other than Alfred J. Novak (38)

*10.28	Form of amendment to the amended and restated termination agreement for Alfred J. Novak (39)

*10.29	Form of indemnification agreement (40)

*10.30	Novoste Corporation Executive Rabbi Trust Agreement, as amended (41)

*10.31	Novoste Corporation Employee Rabbi Trust Agreement, as amended (42)

10.32	Marketing Representation Agreement, dated as of August 25, 2005, among Novoste Corporation, Best Vascular, Inc. and Best Medical International, Inc. (43)

10.33	Amendment No. 1 to Marketing Representation Agreement, dated as of October 12, 2005, among Novoste Corporation, Best Vascular, Inc. and Best Medical International, Inc. (44)

*10.34	Letter Agreement, dated as of November 11, 2005, between Novoste Corporation and Alfred J. Novak (45)

*10.35	Letter Agreement, dated as of November 11, 2005, between Novoste Corporation and Daniel G. Hall (46)

*10.36	Letter Agreement, dated as of November 11, 2005, between Novoste Corporation and Subhash C. Sarda (47)

10.37	Amendment No. 2 to Marketing Representation Agreement, dated as of November 30, 2005, among Novoste Corporation, Best Vascular, Inc. and Best Medical International, Inc. (48)

*10.38	First Amendment to Letter Agreement, effective January 1, 2006, between Novoste Corporation and Daniel G. Hall (49)

*10.39	Second Amendment to Letter Agreement, effective February 1, 2006, between Novoste Corporation and Daniel G. Hall (50)

10.40	Amendment No. 3 to Marketing Representation Agreement, dated as of January 27, 2006, among Novoste Corporation, Best Vascular, Inc. and Best Medical International, Inc. (51)

*10.41	Third Amendment to Letter Agreement, dated March 9, 2006, between Novoste Corporation and Daniel G. Hall (52)

*10.42	First Amendment to Letter Agreement, dated March 9, 2006, between Novoste Corporation and Subhash C. Sarda (53)

10.43	Interim Executive Services Agreement, dated March 9, 2006, between Novoste Corporation and Tatum, LLC (54)

10.44	Letter Agreement, dated March 9, 2006, among Novoste Corporation, Best Vascular, Inc. and Best Medical International, Inc. (55)

10.45	Settlement Agreement, dated as of March 16, 2006, between NOVT Corporation, Steel Partners, II, L.P., J.L. Howard, Inc., Steel Partners, L.L.C., Warren G. Lichtenstein, Jack L. Howard, John Quicke, James Henderson, Joshua Schechter, Harvey J. Bazaar, Leonard Toboroff and “The Novoste Full Value Committee” (56)

10.46	Form of NOVT director and officer undertaking letter (57)

10.47	Eighth Amendment to Lease Agreement, dated March 13, 2006, between Windsor At Gwinnett Park and NOVT Corporation (filed herewith)

21	Subsidiaries of NOVT Corporation (filed herewith)

23.1	Consent of Tauber & Balser, P.C., Independent Registered Public Accounting Firm (filed herewith)

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of Alfred J. Novak, Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Subhash C. Sarda, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Statements of Alfred J. Novak, Chief Executive Officer, and Subhash C. Sarda, Acting Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 (filed herewith)

*	Constitutes management contract or compensatory plan or arrangement.
H	Portions have been omitted and filed separately with the Securities and Exchange Commission pursuant to an order granting confidential treatment.
(1)	Filed as Exhibit 2.1 to the Registrant’s Report on Form 8-K filed May 19, 2005.
(2)	Filed as Exhibit 2.1 to the Registrant’s Report on Form 8-K filed August 26, 2005.
(3)	Filed as Exhibit 2.1 to the Registrant’s Report on Form 8-K filed October 13, 2005.
(4)	Filed as Exhibit 2.1 to the Registrant’s Report on Form 8-K filed December 5, 2005.
(5)	Filed as Exhibit 2.1 to the Registrant’s Report on Form 8-K filed January 30, 2006.
(6)	Filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-03374).
(7)	Filed as Exhibit 4.17(a) to the Registrant’s Report on Form 8-A filed August 3, 1999.
(8)	Filed as Exhibit 4.17(b) to the Registrant’s Report on Form 8-A filed August 3, 1999.
(9)	Filed as Exhibit 10.4 to the Registrant’s Report on Form 8-K filed May 24, 2005.
(10)	Filed as Exhibit 4.1 to the Registrant’s Report on Form 8-K filed January 30, 2006.
(11)	Filed as Exhibit 4.20 to the Registrant’s Report on Form 8-K filed April 7, 2000.
(12)	Filed as Appendix to the Registrant’s Proxy Statement for its 1999 Annual Meeting of Stockholders filed April 12, 1999.
(13)	Filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-4988).
(14)	Filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-4988).
(15)	Filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-4988).
(16)	Filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-03374).
(17)	Filed as Exhibit 10.10 to the Registrant’s Report on Form 10-K filed March 10, 1997.
(18)	Filed as Appendix to the Registrant’s Proxy Statement for its 1999 Annual Meeting of Stockholders filed April 12, 1999.
(19)	Filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-3 (File No. 333-38573).
(20)	Filed as Exhibit 10.18 to the Registrant’s Report on Form 10-Q filed August 11, 1998.
(21)	Filed as Exhibit 10.19 to the Registrant’s Report on Form 10-Q filed November 9, 1998.
(22)	Filed as Exhibit 10.20 to the Registrant’s Report on Form 8-K filed January 27, 1999.
(23)	Filed as Exhibit 10.20A to the Registrant’s Report on Form 10-K filed February 18, 2000.
(24)	Filed as Exhibit 10.25 to the Registrant’s Report on Form 10-Q filed November 5, 1999.
(25)	Filed as Exhibit 10.29 to the Registrant’s Report on Form 10-Q filed August 14, 2001.

(26)	Filed as Exhibit 10.30 to the Registrant’s Report on Form 10-Q filed November 14, 2001.
(27)	Filed as Exhibit 10.31 to the Registrant’s Report on Form 10-Q filed November 14, 2001.
(28)	Filed as Exhibit 10.32 to the Registrant’s Report on Form 10-Q filed November 14, 2001.
(29)	Filed as Exhibit 10.34 to the Registrant’s Report on Form 10-K filed March 31, 2003.
(30)	Filed as Exhibit 10.35 to the Registrant’s Report on Form 10-K filed March 31, 2003.
(31)	Filed as Exhibit 10.36 to the Registrant’s Report on Form 10-K filed March 31, 2003.
(32)	Filed as Exhibit 10.37 to the Registrant’s Report on Form 10-K filed March 31, 2003.
(33)	Filed as Exhibit 99.1 to the Registrant’s Report on Form 8-K filed May 20, 2003.
(34)	Filed as Exhibit 99.2 to the Registrant’s Report on Form 8-K filed May 20, 2003.
(35)	Filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-108352).
(36)	Filed as Exhibit 10.1 to the Registrant’s Report on Form 8-K filed May 19, 2005.
(37)	Filed as Exhibit 99.1 to the Registrant’s Report on Form 8-K filed May 19, 2005.
(38)	Filed as Exhibit 10.1 to the Registrant’s Report on Form 8-K filed May 24, 2005.
(39)	Filed as Exhibit 10.2 to the Registrant’s Report on Form 8-K filed May 24, 2005.
(40)	Filed as Exhibit 10.3 to the Registrant’s Report on Form 8-K filed May 24, 2005.
(41)	Filed as Exhibit 10.1 to the Registrant’s Report on Form 8-K filed July 21, 2005.
(42)	Filed as Exhibit 10.2 to the Registrant’s Report on Form 8-K filed July 21, 2005.
(43)	Filed as Exhibit 10.1 to the Registrant’s Report on Form 8-K filed August 26, 2005.
(44)	Filed as Exhibit 10.1 to the Registrant’s Report on Form 8-K filed October 13, 2005.
(45)	Filed as Exhibit 10.1 to the Registrant’s Report on Form 8-K filed November 17, 2005.
(46)	Filed as Exhibit 10.2 to the Registrant’s Report on Form 8-K filed November 17, 2005.
(47)	Filed as Exhibit 10.3 to the Registrant’s Report on Form 8-K filed November 17, 2005.
(48)	Filed as Exhibit 10.1 to the Registrant’s Report on Form 8-K filed December 5, 2005.
(49)	Filed as Exhibit 10.1 to the Registrant’s Report on Form 8-K filed January 6, 2006.
(50)	Filed as Exhibit 10.2 to the Registrant’s Report on Form 8-K filed January 30, 2006.
(51)	Filed as Exhibit 10.1 to the Registrant’s Report on Form 8-K filed January 30, 2006.
(52)	Filed as Exhibit 10.1 to the Registrant’s Report on Form 8-K filed March 15, 2006.
(53)	Filed as Exhibit 10.2 to the Registrant’s Report on Form 8-K filed March 15, 2006.
(54)	Filed as Exhibit 10.3 to the Registrant’s Report on Form 8-K filed March 15, 2006.
(55)	Filed as Exhibit 10.4 to the Registrant’s Report on Form 8-K filed March 15, 2006.
(56)	Filed as Exhibit 10.1 to the Registrant’s Report on Form 8-K filed March 23, 2006.
(57)	Filed as Exhibit 10.2 to the Registrant’s Report on Form 8-K filed March 23, 2006.