Form 10QSB
period 2006-03-31
NOVT CORP
filed 2006-05-11
CIK 1012131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of April 28, 2006, there were 4,083,721 shares of the registrant’s common stock outstanding.

NOVT CORPORATION

FORM 10-QSB

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOVT CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except number of shares data)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,764	$10,449
Restricted cash	1,188	1,864
Short-term investments	—	349
Accounts receivable and other receivable	955	476
Inventory, net	—	19
Assets held for sale	—	419
Note receivable	—	—
Prepaid expenses and other current assets	304	431

Total current assets	9,211	14,007
Property and equipment, net	—	81

Total assets	$9,211	$14,088

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$379	$571
Accrued expenses	1,241	2,862
Unearned revenue	—	367

Total current liabilities	1,620	3,800

Shareholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value, 6,250,000 shares authorized; 4,094,454 shares issued	41	41
Additional paid-in capital	187,975	187,971
Accumulated other comprehensive loss	(2)	—
Accumulated deficit	(180,251)	(177,552)
Treasury stock, at cost, 10,733 shares	(172)	(172)

Total shareholders' equity	7,591	10,288

Total liabilities and shareholders' equity	$9,211	$14,088

See accompanying notes.

NOVT CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share data)

	Three Months Ended March 31,
	2006	2005
Net sales	$406	$3,413
Cost of sales	411	4,118

Gross margin (loss)	(5)	(705)

Operating expenses:
Research and development	55	434
Sales and marketing	321	2,702
General and administrative	3,066	2,878

Total operating expenses	3,442	6,014

Loss from operations	(3,447)	(6,719)
Interest income	122	140
Other income	625	25

Total other income	747	165

Net loss	$(2,700)	$(6,554)

Net loss per share - Basic and Diluted	$(0.66)	$(1.60)

Weighted average shares outstanding - Basic and Diluted	4,084	4,084

See accompanying notes.

NOVT CORPORATION

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,700)	$(6,554)
Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of capitalized disposal costs	20	33
Stock based compensation expense (benefit)	4	(12)
Gain on sale of VBT business	(625)	—
Provision for doubtful accounts	(8)	84
Changes in assets and liabilities:
Accounts receivable	196	930
Inventory	19	993
Prepaid expenses and other current assets	(922)	152
Other assets	—	22
Accounts payable	(193)	(342)
Accrued expenses	(624)	935
Unearned revenue	191	(568)

Net cash used in operating activities	(4,642)	(4,327)

Cash flows from investing activities:
Maturity/sale of short-term investments	348	7,158
Purchase of short-term investments	—	(1,283)
Receipt of restricted cash	676	—
Cash payment at closing of VBT business sale	(67)	—

Net cash provided by investing activities	957	5,875

Effect of exchange rate changes on cash	—	(71)

Net increase (decrease) in cash and cash equivalents	(3,685)	1,477
Cash and cash equivalents at beginning of period	10,449	19,082

Cash and cash equivalents at end of period	$6,764	$20,559

See accompanying notes.

NOVT CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of NOVT Corporation (“NOVT” or the “Company”) and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with general instructions to Form 10-QSB. Accordingly, such consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. All normal and recurring adjustments considered necessary for a fair presentation of NOVT’s financial results and condition have been included.

The operating results of the interim periods presented are not necessarily indicative of the results to be achieved for the year ending December 31, 2006. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005, included in NOVT’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

The consolidated financial statements include the accounts of NOVT and its wholly owned subsidiaries. Significant inter-company transactions and accounts have been eliminated.

The accompanying financial statements are presented on a going concern basis through March 31, 2006.

Subsequent to the implementation of the wind down of the VBT business announced in February 2005, the Company began discussions with Best Vascular, Inc. (“Best Vascular”) and its affiliate, Best Medical International, Inc. (“BMI”), regarding a sale of substantially all of the assets of the Company’s vascular brachytherapy (“VBT”) business. On August 25, 2005, NOVT entered into an asset purchase agreement to sell substantially all assets related to the VBT business to Best Vascular. On October 12, 2005, the Company entered into an amended and restated asset purchase agreement with Best Vascular and BMI, which agreement was subsequently amended on November 30, 2005 and January 27, 2006 (as amended, the “Amended and Restated Asset Purchase Agreement”).

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

In addition, Best Vascular acquired the Company’s accounts receivable and assumed the Company’s trade accounts payable related to the VBT business at the closing, subject to a reconciliation and true-up procedure in June 2006. Also, the Company, Best Vascular and BMI entered into a letter agreement addressing various transition issues, including temporary shared use of office space, use of computers and communications systems, and certain other transition-related matters.

In connection with the original asset purchase agreement entered into on August 25, 2005, NOVT, Best Vascular and BMI entered into a marketing representation agreement on August 25, 2005 pursuant to which Best Vascular marketed and solicited orders for NOVT’s existing inventory of products, including the Beta-Cath™ System, in consideration of the payment to Best Vascular of $25,000 on a weekly basis. NOVT, Best Vascular and BMI subsequently amended the marketing representation agreement to extend its term to December 31, 2005, February 15, 2006 and March 31, 2006, consistent with extensions of the Amended and Restated Asset Purchase Agreement.

As part of the transaction, the Company amended its amended and restated articles of incorporation to change the name of the Company from “Novoste Corporation” to “NOVT Corporation”. As a result of the completion of the asset sale transaction, the Company has no continuing business operations and is deemed to be a “shell” corporation with principally cash assets and a note receivable.

On October 19, 2005, the Company received a delisting notice from NASDAQ’s listing qualifications department. The delisting notice was issued as a result of the common stock’s noncompliance with NASDAQ’s $1 minimum bid price requirements for continued listing. The delisting of the common stock was stayed pending an oral hearing in front of a NASDAQ listing qualifications panel on November 17, 2005. To enable the common stock to regain compliance and avoid delisting at that time, the Company implemented a one-for-four reverse stock split effective on November 4, 2005.

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

On March 23, 2006, NOVT received a notice from the NASDAQ Stock Market indicating that the Company was not in compliance with the NASDAQ Stock Market’s requirements for continued listing because, as a result of the sale on March 9, 2006 of the Company’s VBT business to Best Vascular, the Company no longer has an operating business. The notice resulted in delisting of the Company’s common stock at the open of business on April 3, 2006.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

NOVT’s significant accounting policies are included in the audited financial statements and notes thereto for the year ended December 31, 2005 included in NOVT’s 2005 Annual Report on Form 10-K (“2005 10-K”) filed with the SEC. The items below supplement the information presented in the 2005 10-K.

Stock Options

Effective January 1, 2006, the Company adopted Statement No. 123R, Share-Based Payment (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is being applied on the modified prospective basis. Prior to the adoption of SFAS 123R, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and accordingly, recognized no compensation expense related to the stock-based plan as stock options were granted at an exercise price equal to the market price of our stock on the grant date.

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first quarter of fiscal 2006 includes only the quarterly amount of compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Compensation amounts related to prior periods have not been recorded and the prior periods were not restated to reflect the impact of adopting the new standard. In addition, compensation expense reflects forfeitures based on the anticipated vesting as of January 1, 2006.

As a result of adopting SFAS 123R on January 1, 2006, the net loss for the three months ended March 31, 2006, was $4,000 higher than if the Company had continued to account for stock-based compensation under APB Opinion 25.

The following table illustrates the effect on net loss and let loss per share had the Company accounted for stock-based compensation in accordance with SFAS 123R for the three months ended March 31, 2005 (in thousands, except per share):

Three Months Ended March 31, 2005
Net loss, as reported	$(6,554)
Add: Total stock-based compensation expense (benefit) included in net loss	(12)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(197)

Pro forma net loss	$(6,763)

Loss per share (Basic and Diluted):
As reported	$(1.60)

Pro forma	$(1.66)

The Company uses the Black-Scholes option-pricing model to estimate fair value of stock-based awards with the following weighted average assumptions:

	At March 31, 2006	At March 31, 2005
Expected life (years)	5.00	5.00
Expected volatity	1.34	0.68
Dividend yield	0.00%	0.00%
Risk-free interest rate	4.31%	1.95%

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

As of March 31, 2006, there was $18,000 of total unrecognized compensation costs related to the outstanding stock options, which is expected to be recognized over the remaining vesting period.

Stock option activity is summarized as follows:

	Plan Options Outstanding	Exercise Price	Weighted Average Exercise Price
Balance at December 31, 2005	484,217	$11.60-$197.00	$22.30
Canceled	(80,389)

Balance at March 31, 2006	403,828	$11.60-$ 197.00	$23.49

At March 31, 2006, a total of 386,401 shares were available for grant under the Company’s Stock Options Plans.

Liabilities assumed by Best Vascular

In connection with the sale of the VBT business, Best Vascular has agreed to assume certain liabilities related to the VBT business as described in Note 18 to these unaudited consolidated financial statements. However, NOVT was not able to obtain an executed assignment agreement of the liabilities for certain of its creditors, and does not consider these liabilities settled as prescribed in SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities – a Replacement of FASB Statement 125. In this regard, NOVT has recorded a receivable from Best Vascular in the amount of the assumed liabilities where the Company does not have an executed assignment agreement, offset by a payable for a similar amount, to reflect the assumed liability. These assets and liabilities are included in current assets and current liabilities, respectively, in the accompanying unaudited financial statements.

Asset Impairment

NOVT evaluates the carrying value of long-lived assets in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held is determined based on the carrying value of an asset exceeding the future undiscounted net cash flow expected to be generated by the asset. If an asset is not recoverable, impairment is measured by the excess of the discounted future cash flows over the carrying value of the asset.

Accounts and Note Receivable

Accounts receivable at December 31, 2005 include receivables due from product sales and amounts due under lease and service arrangements to hospitals relating to radiation and transfer devices. The Company performed periodic credit evaluations of its customer’s financial condition and did not require collateral. Allowances for uncollectible accounts receivable represent estimates of expected credit losses based on periodic reviews of customer accounts and historical collection experience. The carrying amounts reported in the consolidated balance sheets for accounts receivable approximated their fair value. As of March 31, 2006, all accounts receivables relating to the VBT business had been transferred to Best Vascular.

Note receivable at March 31, 2006 consists of a promissory note from ONI Medical Systems, Inc. (“ONI”). The Company performs periodic evaluations of the collectability of this note. The carrying amount reported in the consolidated balance sheet approximates its fair value (see Note 17 to these unaudited consolidated financial statements).

Assets Held for Sale

Following the announcement of a staged wind down of its VBT business in February 2005, and subsequent determination as to the timing thereof, NOVT committed to a plan for the sale of certain assets in accordance with the wind down plan. The plan included actively identifying and seeking buyers for these assets. In accordance with the provisions of SFAS 144, assets held for sale were stated at estimated net realizable value and depreciation on these assets was suspended (see also Note 6 to these unaudited consolidated financial statements). The sale of these assets to Best Vascular was completed on March 9, 2006.

Employment Termination Costs

As part of the wind down plan, NOVT has provided financial incentives through stay bonuses and severance payments to employees to remain with the Company to complete the sale of the VBT business and to manage the wind down. NOVT accounts for these termination benefits in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (see also Note 14 to these unaudited consolidated financial statements). All such financial incentives were substantially paid as of March 31, 2006.

NOTE 3. CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS

Cash equivalents are comprised of certain highly liquid investments acquired with maturities of less than three months. In addition to cash equivalents, NOVT has investments in commercial paper and other securities that are classified as short-term. All securities are considered as available-for-sale and reported at fair value, with the unrealized gains and losses reported as a component of Other Comprehensive Income (Loss) in the shareholders’ equity section (see Note 12 to these unaudited consolidated financial statements). The amortized cost of debt securities in this category, if significant, is adjusted for amortization and included in interest income. Declines in value judged to be other-than-temporary on available-for-sale securities, of which there were none, would be included in interest income. Realized gains and losses are included in interest income and are determined on a specific identification basis. Interest and dividends on securities classified as available-for-sale are included in interest income.

The restricted cash consists of funds held in two Rabbi trusts funded on July 15, 2005. NOVT funded these two Rabbi trusts to provide for incentive compensation deferred until the completion of certain milestones related to the wind down and/or termination of employment. On July 15, 2005, NOVT deposited $3,409,000 to fund the NOVT Corporation Executive Rabbi Trust (the “Executive Trust”) and $641,000 to fund the NOVT Corporation Employee Rabbi Trust (the “Employee Trust”, and together with the Executive Trust, the “Trusts”).

Each of the Trusts was initially established (on an unfunded and revocable basis) on May 20, 2005 pursuant to trust agreements with AST Trust Company, as trustee, which were amended on July 15, 2005 (as amended, the “Trust Agreements”). The Trusts were established to hold funds that the Company may be required to distribute in the future pursuant to obligations incurred under certain of the Company’s nonqualified deferred compensation plans (the “Plans”) and obligations that would become payable in the event of a change of control of the Company.

Under the Trust Agreements, the types of benefits that the Trusts are authorized to pay include:

•	salary related programs including base pay, bonuses, commissions and the Company’s contributions to all employee benefit programs for individuals as long as they remain in the Company’s employ;

•	payments under the NOVT Corporation Key Employee Retention Plan;

•	payments under the NOVT Corporation Senior Officer Amended and Restated Termination Agreements;

•	payments under the severance and change of control protection programs for selected employees who are not covered by the programs and agreements referred to above;

•	administrative expenses; and

•	legal costs incurred by beneficiaries in obtaining distributions from the Executive Trust.

On July 15, 2005, the committee of NOVT’s board of directors responsible for administering the Trusts determined that a potential change of control of NOVT had occurred as a result of NOVT entering into the merger agreement with ONI. Under the Trust Agreements, the Trusts become irrevocable automatically upon the occurrence of a change of control or potential change of control of the Company. Once irrevocable, the Trusts will not terminate until the date on which participants and their beneficiaries are no longer entitled to benefits pursuant to the terms of the Plans and all liabilities have been satisfied or July 15, 2006 if no change of control of NOVT has occurred by such date. At March 31, 2006, the fund balance was $1,188,000. The benefits under the Trusts have now been fully satisfied and, on April 13, 2006, distributions of $1,162,833 were made consisting of $162,074 distributed to the Company’s officer and employees and $1,000,759 remitted to the Company.

NOTE 4. ACCOUNTS RECEIVABLE AND OTHER RECEIVABLE

On March 9, 2006, Best Vascular acquired all trade accounts receivable in connection with their purchase of the VBT business.

Accounts receivable at December 31, 2005 included receivables due from product sales and amounts due under lease and maintenance or service agreements with customers relating to radiation and transfer devices (see Note 7 to these unaudited consolidated financial statements). The carrying amounts reported in the consolidated balance sheets for accounts receivable approximate their fair value. Management records estimates of expected credit losses based on periodic credit evaluations of its customers’ financial condition.

In connection with its purchase of the VBT business, Best Vascular assumed liabilities of approximately $955,000 at March 9, 2006 (see Note 9 to these unaudited consolidated financial statements). These liabilities have not been considered settled within the meaning of SFAS 140. Because Best Vascular and BMI have agreed to assume these liabilities, the Company has recorded a receivable in the amount of the liabilities.

Accounts receivable is comprised of the following (in thousands):

	March 31, 2006	December 31, 2005
Accounts receivable, gross	$—	$571
Less: Provision for doubtful accounts	—	(95)

Accounts receivable, net	—	476
Other receivable from Best Vascular	955	—

Total accounts and other receivable	$955	$476

NOTE 5. INVENTORIES

Inventories are stated at the lower of cost or market value on a first-in, first-out (FIFO) basis and are comprised of the following (in thousands):

	March 31, 2006	December 31, 2005
Raw materials	$—	$1,941
Work in process	—	53
Finished goods	—	450

Inventory, gross	—	2,444
Less: Inventory reserve	—	(2,425)

Inventory, net	$—	$19

An inventory reserve was established based on expected usage up to the completion of the sale of the VBT business. In this regard, all inventory in excess of estimated sales and service requirements is fully reserved. On March 9, 2006, Best Vascular acquired all inventory in connection with its purchase of the VBT business.

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following (in thousands):

	March 31, 2006	December 31, 2005
Furniture and fixtures	$—	$612
Office equipment	—	1,900
Laboratory equipment	—	540
Leasehold improvements	—	542
Production equipment	—	4,719

Property and equipment, gross	—	8,313
Less: Accumulated depreciation and amortization	—	(7,813)

Property and equipment, net	—	500
Less: Assets held for sale	—	(419)

Property and equipment	$—	$81

Included in the property, plant and equipment at December 31, 2005, is disposal cost of approximately $80,000, which is capitalized in accordance with SFAS 143, Accounting for Asset Retirement Obligations and relates to the Company’s obligation for decommissioning the radiation source train production facility.

NOVT is obligated to decommission the radiation production facility at the conclusion of operations when the plant is retired. NOVT receives, from time to time, estimates of the cost of the decommissioning activity. These costs are accounted for in accordance with SFAS 143. At December 31, 2005, based on available estimates, NOVT had recorded a liability of $557,000 for decommissioning. As part of the purchase price consideration, Best Vascular has assumed the decommissioning liability as described in Note 18 to these unaudited consolidated financial statements.

Following the February 2005 announcement of a staged wind down of the Company’s VBT business and subsequent determination as to the timing thereof, the Company committed to a plan to sell certain assets in accordance with the terms of the wind down plan. Based on the provisions of SFAS 144, the Company determined that these assets met the criteria for classification as held for sale. On March 9, 2006, Best Vascular acquired substantially all property and equipment in connection with its purchase of the VBT business.

NOTE 7. RADIATION AND TRANSFER DEVICES

NOVT retains ownership of the radiation source trains (RSTs) and transfer devices (TDs). Depreciation of the costs of these assets is taken over the estimated economic life using the straight-line method and is recorded in cost of sales. Depreciation begins at the time the Beta-Cath™ System is placed into service. NOVT classifies the annual agreements with NOVT’s customers to license the use of radiation and transfer devices as operating leases. Income is recognized ratably over the length of the agreement.

Radiation and transfer devices, stated at cost net of impairment, less accumulated depreciation, are comprised of the following (in thousands):

	March 31, 2006	December 31, 2005
Radiation and transfer devices, gross	$—	$10,092
Less: Accumulated depreciation	—	(10,092)

Radiation and transfer devices, net	$—	$—

On March 9, 2006, Best Vascular acquired all radiation and transfer devices in connection with its purchase of the VBT business.

NOTE 8. OTHER ASSETS

Other assets consisted mainly of license agreements and other intangibles, including the customer list of Guidant Corporation purchased by NOVT on April 22, 2004. During the quarter ended December 31, 2004, NOVT concluded that these assets were fully impaired and recorded an impairment charge bringing the net book value to zero. No amortization expense was recorded for the three months ended March 31, 2006. On March 9, 2006, Best Vascular acquired all other assets in connection with its purchase of the VBT business.

NOTE 9. ACCRUED EXPENSES

Significant items of accrued expenses are as follows (in thousands):

	March 31, 2006	December 31, 2005
Salaries, wages and benefits	$30	$852
Purchase commitments	365	604
Radiation and disposals	571	566
Operating expenses	58	125
Professional fees	166	609
Clinical trials	20	40
Sales and use taxes	31	66

Accrued Expenses	$1,241	$2,862

The accrued purchase commitments in the table above represent the present value of minimum payment obligations under a current supply contract (see Note 13 to these unaudited consolidated financial statements). In connection with its purchase of the VBT business, Best Vascular assumed liabilities of approximately $955,000 at March 31, 2006 included above.

NOTE 10. SEGMENT INFORMATION

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires the reporting of segment information based on the information provided to NOVT’s chief operating decision maker for purposes of making decisions about allocating resources and assessing performance. NOVT’s business activities are represented by a single industry segment, the manufacture and distribution of medical devices. For management purposes, NOVT is segmented into two geographic areas: United States and the Rest of the World (Europe, Canada, Asia and South America).

The following is a summary of selected financial information by reportable segment (in thousands).

As of, and for the three months ended, March 31, 2006 and 2005:

		United States	Rest of World	Consolidated
Net sales
	2006	$355	$51	$406
	2005	2,323	1,090	3,413

		United States	Rest of World	Consolidated
Net loss
	2006	$(2,767)	$67	$(2,700)
	2005	(6,552)	(2)	(6,554)

		United States	Rest of World	Consolidated
Long-lived assets
	2006	$—	$—	$—
	2005	114	74	188

		United States	Rest of World	Consolidated
Total assets
	2006	$9,177	$34	$9,211
	2005	25,050	1,993	27,043

NOVT’s total assets outside of the United States consisted principally of cash and cash equivalents and accounts receivable.

NOTE 11. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005 (in thousands, except per-share data):

	Three Months Ended March 31,
	2006	2005
Numerator:
Net loss	$(2,700)	$(6,554)
Denominator:
Weighted-average shares outstanding	4,084	4,084

Net loss per share:
Basic and Diluted	$(0.66)	$(1.60)

The basic and diluted loss per share is computed based on the weighted average number of common shares outstanding. Weighted average shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options. For the calculation of the three months ended March 31, 2006 and 2005, all stock options, representing approximately 404,000 and 695,000 shares of NOVT common stock, respectively, were excluded, as they would be anti-dilutive. All of these shares had an exercise price higher than the average price of NOVT’s common stock for the three-month periods ended March 31, 2006 and 2005, respectively. On November 4, 2005, the Company effected a one-for-four reverse split of its outstanding common stock (see Note 20 to these unaudited consolidated financial statements).

NOTE 12. SHAREHOLDERS’ EQUITY

Changes in shareholders’ equity consisted of the following (in thousands):

	Three Months Ended March 31,
	2006	2005
Shareholders' equity at beginning of period	$10,288	$26,454
Amortization of fair market value of stock options to non employees	—	(5)
Cancellation of stock options to non employees	—	(7)
Expense for stock options	4	—
Comprehensive income:
Unrealized gain on held-for-sale securities	(1)	3
Translation adjustment	—	(85)
Net loss	(2,700)	(6,554)

Total comprehensive loss	(2,701)	(6,636)

Shareholders' equity at end of period	$7,591	$19,806

NOTE 13. OTHER CHARGES

For the three months ended March 31, 2005, in connection with changes in the Company’s forecasted needs for radiation source trains resulting from the timing of the staged wind down of the Company’s VBT business, the Company determined that no additional radiation source trains would be purchased during the remaining life of the supply contract with AEA, which expires in September 2006. Under the agreement, NOVT is obligated to make minimum payments through the end of the contract. Given that NOVT will not receive future economic benefit from these required payments, the Company accrued the present value of these estimated contractual payments, which originally aggregated approximately $1,324,000 and was included in cost of sales for the three months ended March 31, 2005. NOVT made periodic payments to AEA under this obligation. The adjusted foreign exchange balance of this obligation net of payments is estimated by NOVT at $365,000 as of March 9, 2006. Under the terms of the Amended and Restated Asset Purchase Agreement, this obligation has been assumed by Best Vascular.

NOTE 14. EMPLOYMENT TERMINATION COSTS

On February 22, 2005, NOVT announced that its board of directors had determined that its VBT business, which is its only business line, was no longer viable and, as a result, had authorized a staged wind down of the business. The staged wind down plan was determined necessary to maximize the value of NOVT’s remaining assets. As of March 31, 2006, the total of personnel-related termination costs, which consist of severance pay, outplacement assistance and retention incentives, is approximately $5,168,000. Approximately $343,000 of these costs relate to personnel in Europe with the remaining costs applicable to U.S. operations.

During the three months ended March 31, 2006, the Company incurred approximately $273,000 of termination costs related to the termination of approximately 13 employees and to prorated termination costs related to the five employees who remained with the Company as of March 31, 2006. At March 31, 2006, approximately $24,000 remains to be paid. Approximately 50 positions were eliminated during the three months ended March 31, 2005.

Termination cost activity consisted of the following (in thousands):

	Three Months Ended March 31,
	2006	2005
Liability at beginning of period	$738	$—
Incurred and expensed	273	2,401
Paid and settled	(987)	(1,401)

Liability at end of period (included with accrued salaries)	$24	$1,000

NOTE 15. RELATED PARTY TRANSACTIONS

On December 23, 2002, the Company signed a distribution agreement with Orbus Medical Technologies, Inc. (“Orbus”), a manufacturer of cardiology products. The Company’s then President and Chief Executive Officer, Mr. Alfred J. Novak, was previously the Chairman of Orbus.

In February 2005, NOVT and Orbus mutually agreed to terminate the distribution agreement. Orbus paid NOVT $346,000 and assumed $36,000 in liabilities to repurchase inventory, refund an unused deposit and reimburse NOVT for market development expenses. NOVT ceased distributing Orbus product by the end of the first quarter of 2005 and all inventory was returned. As of March 31, 2006, all obligations to Orbus had been paid in full. NOVT had no net sales of these products in the quarter ended March 31, 2006, compared to $37,000 in the quarter ended March 31, 2005.

NOTE 16. LIQUIDATION OF EUROPEAN SUBSIDIARIES

European operations accounted for approximately 13% of revenue for the three months ended March 31, 2006, compared to approximately 32% for the same period last year. In connection with the Company’s staged wind down of its VBT business, on April 14, 2005, NOVT’s German subsidiary, Novoste GmbH, initiated a voluntary dissolution of the corporation. This company began orderly liquidation and must add the suffix “i.L.” to all letters, correspondence and business transactions. At December 31, 2005, substantially all assets had been sold, and most contractual obligations settled. One employee remained to handle the remainder of the wind down and dissolution tasks. NOVT’s subsidiary in France was dissolved in September 2005. The remaining European subsidiaries are in dissolution and liquidation will be completed in 2006. For the year ended December 31, 2005, the results of these subsidiaries were included as part of on-going operations because the company had significant on-going involvement with these subsidiaries, as described in SFAS 144, in the form of employing personnel to service customers and collecting cash related to sales.

The European subsidiaries were established in 1998 and 1999 and over the years, the accumulated translation adjustment had accumulated to approximately $704,000. In February 2005, the board of directors of NOVT concluded that the VBT business was not viable and authorized management to begin a staged wind down of company operations. Upon sale or complete or substantially complete liquidation of an investment in a foreign entity, FASB Statement No. 52, Foreign Currency Translation, requires that the accumulated translation adjustment component of equity related to that investment be included in measuring the resulting gain or loss. At December 31, 2005, these subsidiaries had only minor amounts of assets remaining and met the criteria of a substantially complete liquidation within the meaning of SFAS 52. We recorded this accumulated translation amount as income in the financial statements at December 31, 2005.

NOTE 17. NOTE RECEIVABLE

Concurrent with the execution of the ONI merger agreement on May 18, 2005, NOVT extended to ONI an 18-month senior unsecured loan in the principal amount of $3,000,000, bearing interest at a rate of 8% per year. Principal and interest on the loan will be due in November 2006.

In connection with the $3,000,000 loan, ONI granted to NOVT a warrant to purchase up to 2,325,581 shares of ONI Series A preferred stock (which is convertible into ONI common stock), at an exercise price of $1.29 per share, which expires November 18, 2006. The warrant is currently exercisable either by paying cash or by surrendering the promissory note that evidences the loan. No warrants have been exercised as of March 31, 2006.

NOVT follows the guidance in Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. When evaluating a note for impairment, the factors considered include: (a) indications that the borrower is experiencing business problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions, (b) loans are secured by collateral that is not readily marketable or (c) collateral that is susceptible to deterioration in realizable value.

ONI is a private company and the availability of its financial statements is limited. ONI has not provided the Company with recent financial statements. Additionally, it had informed the Company that, while ONI had a cash infusion of $7 million in November 2005, it will require further financing during 2006. In addition, the lack of financial information with respect to ONI hampers the determination of the value of the warrants related to the note. Another adverse event occurred during February 2006 when a new federal law was enacted which the Company believes has the effect of reducing outpatient reimbursement rates for companies such as ONI. This could have the effect of slowing ONI’s business and require faster use of its cash to sustain operations.

Although the Company received a non-default confirmation certificate dated January 24, 2006 from ONI, as a result of the above circumstances, on February 16, 2006, the audit committee determined that the Company would establish a reserve as of December 31, 2005 for the ONI promissory note. The Company believes that the reserve needs to be maintained as of March 31, 2006. Notwithstanding the establishment of this reserve, the promissory note may be paid in full at maturity. If the promissory note is not paid in full when due or, if prior to the due date, a default occurs under the promissory note, the Company intends to seek full collection of all amounts owed to NOVT under the promissory note.

NOTE 18. SALE OF THE VBT BUSINESS

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

On October 12, 2005, the Company entered into the Amended and Restated Asset Purchase Agreement with Best Vascular and BMI, which agreement was subsequently amended on November 30, 2005 and January 27, 2006.

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

In addition, Best Vascular acquired the Company’s accounts receivable and assumed the Company’s trade accounts payable related to the VBT business at the closing, subject to a reconciliation and true-up procedure. Taking into account the assumption of such accounts receivable and accounts payable, the payment obligation of the Company of $350,000 to Best Vascular in connection with its assumption of the Calmedica litigation described above, and various other adjustments contemplated by the Amended and Restated Asset Purchase Agreement, the Company made a total payment of approximately $67,000 to Best Vascular at the closing.

NOTE 19. OTHER INCOME

On March 9, 2006, the sale of the VBT business generated a net gain of $625,000 based on a net book value of VBT assets of $479,000. These assets had been considered impaired in previous periods due to the decline in volume for the VBT business. The gain on sale of the VBT business is comprised of the following (in thousands):

	Three months ended
	March 31, 2006	March 31, 2005
Sale of VBT business
Assets sold
Property and equipment, inventory and other assets	$(479)	$—

Liabilities assumed by Best Vascular
Minimum payments to AEA	365	—
Radiation disposal and equipment decommissioning	570	—
Service obligations to customers	558	—

Total liabilities assumed by Best Vascular	1,493	—

Adjustments for Calmedica and other prepayments	(389)	—

Gain on sale of VBT business	625	—
Sale of other assets	—	25

Other income	$625	$25

NOTE 20. RECEIPT OF NASDAQ DELISTING NOTICE AND IMPLEMENTATION OF REVERSE STOCK SPLIT; DELISTING

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

On March 23, 2006, the Company received a notice from the NASDAQ Stock Marketing indicating that the Company was not in compliance with the NASDAQ Stock Market’s requirements for continued listing because, as a result of the sale on March 9, 2006 of the Company’s VBT business to Best Vascular, the Company no longer had an operating business. The Company’s common stock was delisted from the NASDAQ Stock Market at the open of business on April 3, 2006.

NOTE 21. SETTLEMENT AGREEMENT WITH STEEL PARTIES

On March 17, 2006, the Company executed and delivered a settlement agreement, dated as of March 16, 2006 (the “Settlement Agreement”), with Steel Partners II, L.P., a Delaware limited partnership, J.L. Howard, Inc., a New York corporation, Steel Partners, L.L.C., a Delaware limited liability company, Warren G. Lichtenstein, Jack L. Howard, John

Quicke, James Henderson, Joshua Schechter, Harvey J. Bazaar, Leonard Toboroff and “The Novoste Full Value Committee” (collectively, the “Steel Parties”). In accordance with the terms of the Settlement Agreement, effective April 1, 2006 the Company’s board of directors was reduced in size from seven to four members and the NOVT board of directors was reconstituted to consist of three appointees of the Steel Parties, Jack L. Howard, John Quicke and Leonard Toboroff, as well as William E. Whitmer, who prior to such reconstitution was serving as a member of the board. Under the Settlement Agreement, Mr. Whitmer is continuing to serve, and Mr. Toboroff was appointed as, a Class I director. Mr. Quicke was appointed as a Class II director. Mr. Howard was appointed as a Class III director. Effective April 1, 2006, J. Stephen Holmes, Charles E. Larsen, Judy Lindstrom, Alfred J. Novak, Stephen I. Shapiro and Thomas D. Weldon resigned from the board of directors.

As part of the Settlement Agreement, the previously scheduled April 13, 2006 special meeting of shareholders was cancelled and the election contest (the “Election Contest”) with respect to the Steel Parties’ proposal to elect to the board of directors a new slate of nominees was terminated. In addition, the parties have agreed that, subject to the fiduciary duties of the members of the board, Messrs. Toboroff and Whitmer will stand for election as Class I directors at the Company’s next annual meeting of shareholders, and the Steel Parties have agreed in their capacities as shareholders to support the nomination and election of both such directors and to cause shares of common stock they own to be voted in favor of both such nominees. In addition, pursuant to Florida law, those directors elected by the board of directors to fill vacancies as Class II and Class III directors hold office until the next shareholders’ meeting at which directors are elected.

In connection with the Settlement Agreement, Daniel G. Hall, J. Stephen Holmes, Charles E. Larsen, Judy Lindstrom, Alfred J. Novak, Subhash C. Sarda, Stephen I. Shapiro, Thomas D. Weldon and William E. Whitmer (collectively, the “NOVT Parties”) entered into undertaking letters. The Settlement Agreement and undertaking letters also collectively provide that: (i) the Company shall reimburse the Steel Parties $233,000 for out-of-pocket expenses incurred in connection with the proxy contest involving the opposition to the dissolution proposal made by the board that was considered at the March 7, 2006 special meeting of shareholders (the “Proxy Contest”) and the Election Contest; (ii) each NOVT Party releases each of the Steel Parties, and each of the Steel Parties releases each of the NOVT Parties, from any potential claims or causes of action; (iii) the Company releases each of the Steel Parties and each of the NOVT Parties from any potential claims or causes of actions relating to or arising from matters set forth in SEC filings made in connection with the Proxy Contest or the Election Contest; (iv) the parties shall abide by certain non-disparagement and mutual cooperation covenants; and (v) the Company shall continue to honor certain employee benefit plans and arrangements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In this Form 10-QSB, “NOVT,” “the Company,” “we,” “us” and “our” refer to NOVT Corporation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The forward-looking statements in this Form 10-QSB are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Our operating results and financial condition have varied and may in the future vary significantly depending on a number of factors. Statements in this Form 10-QSB which are not strictly historical statements, including, without limitation, statements regarding management’s expectations as to estimates regarding the reconciliation and true-up procedure in June 2006 in connection with the asset sale transaction with Best Vascular, Inc. (“Best Vascular”), regarding our operations or prospects following the completed sale of our vascular brachytherapy (“VBT”) business to Best Vascular, future strategic transactions, if any, as well as statements regarding our strategy and plans, constitute forward-looking statements that involve risks and uncertainties. In some cases these forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expect,” “project,” “predict,” “potential” or the negative of these words or comparable words. The factors listed under “Certain Factors Which May Affect Future Results” in this Form 10-QSB, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this report and presented elsewhere by management from time to time. Such factors, among others, may have a material adverse effect upon our business, financial condition, and results of operations. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future global events or otherwise. Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made.

ASSET SALE TRANSACTION

Subsequent to the implementation of the wind down of the VBT business announced in February 2005, we began discussions with Best Vascular and its affiliate, Best Medical International, Inc. (“BMI”), regarding a sale of substantially all of the assets of our VBT business. On August 25, 2005, NOVT entered into an asset purchase agreement to sell substantially all assets related to the VBT business to Best Vascular. On October 12, 2005, we entered into an amended and restated asset purchase agreement with Best Vascular and BMI, which agreement was subsequently amended on November 30, 2005 and January 27, 2006 (as amended, the “Amended and Restated Asset Purchase Agreement”).

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

In addition, Best Vascular acquired the Company’s accounts receivable and assumed the Company’s trade accounts payable related to the VBT business at the closing, subject to a reconciliation and true-up procedure in June 2006. Taking into account the assumption of such accounts receivable and accounts payable, the payment obligation of the Company of $350,000 to Best Vascular in connection with its assumption of the Calmedica litigation described above, and various other adjustments contemplated by the Amended and Restated Asset Purchase Agreement, the Company made a total payment of approximately $67,000 to Best Vascular at the closing.

As part of the transaction, the Company amended its amended and restated articles of incorporation to change the name of the Company from “Novoste Corporation” to “NOVT Corporation.” In addition, the Company, Best Vascular and BMI entered into a letter agreement addressing various transition issues, including temporary shared use of office space, use of computers and communications systems, and certain other transition-related matters.

As a result of the completion of the asset sale transaction, the Company has no continuing business operations and is deemed to be a “shell” corporation with principally cash assets and a note receivable.

SETTLEMENT AGREEMENT WITH STEEL PARTIES

On March 17, 2006, the Company executed and delivered a settlement agreement, dated as of March 16, 2006 (the “Settlement Agreement”), with Steel Partners II, L.P., a Delaware limited partnership, J.L. Howard, Inc., a New York corporation, Steel Partners, L.L.C., a Delaware limited liability company, Warren G. Lichtenstein, Jack L. Howard, John Quicke, James Henderson, Joshua Schechter, Harvey J. Bazaar, Leonard Toboroff and “The Novoste Full Value Committee” (collectively, the “Steel Parties”). In accordance with the terms of the Settlement Agreement effective April 1, 2006, the Company’s board of directors was reduced in size from seven to four members and the NOVT board of directors was reconstituted to consist of three appointees of the Steel Parties, Jack L. Howard, John Quicke and Leonard Toboroff, as well as William E. Whitmer, who prior to such reconstitution was serving as a member of the board. Under the Settlement Agreement, Mr. Whitmer is continuing to serve, and Mr. Toboroff was appointed as, a Class I director. Mr. Quicke was appointed as a Class II director. Mr. Howard was appointed as a Class III director. Effective April 1, 2006, J. Stephen Holmes, Charles E. Larsen, Judy Lindstrom, Alfred J. Novak, Stephen I. Shapiro and Thomas D. Weldon resigned from the board of directors.

As part of the Settlement Agreement, the previously scheduled April 13, 2006 special meeting of shareholders was cancelled and the election contest (the “Election Contest”) with respect to the Steel Parties’ proposal to elect to the board of directors a new slate of nominees was terminated. In addition, the parties have agreed that, subject to the fiduciary duties of the members of the board, Messrs. Toboroff and Whitmer will stand for election as Class I directors at the Company’s next annual meeting of shareholders, and the Steel Parties have agreed in their capacities as shareholders to support the nomination and election of both such directors and to cause shares of common stock they own to be voted in favor of both such nominees. In addition, pursuant to Florida law, those directors elected by the board of directors to fill vacancies as Class II and Class III directors hold office until the next shareholders’ meeting at which directors are elected.

In connection with the Settlement Agreement, Daniel G. Hall, J. Stephen Holmes, Charles E. Larsen, Judy Lindstrom, Alfred J. Novak, Subhash C. Sarda, Stephen I. Shapiro, Thomas D. Weldon and William E. Whitmer (collectively, the “NOVT Parties”), entered into undertaking letters. The Settlement Agreement and undertaking letters also collectively provide that: (i) the Company shall reimburse the Steel Parties $233,000 for out-of-pocket expenses incurred in connection with the proxy contest involving the opposition to the dissolution proposal made by the board that was considered at the March 7, 2006 special meeting of shareholders (the “Proxy Contest”) and the Election Contest; (ii) each NOVT Party releases each of the Steel Parties, and each of the Steel Parties releases each of the NOVT Parties, from any potential claims or causes of action; (iii) the Company releases each of the Steel Parties and each of the NOVT Parties from any potential claims or causes of actions relating to or arising from matters set forth in SEC filings made in connection with the Proxy Contest or the Election Contest; (iv) the parties shall abide by certain non-disparagement and mutual cooperation covenants; and (v) the Company shall continue to honor certain employee benefit plans and arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

NOVT’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires that we adopt and follow certain accounting policies. Certain amounts presented in the financial statements have been determined based upon estimates and assumptions. Although we believe that our estimates and assumptions are reasonable, actual results will differ and such differences could be material.

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

Revenue Recognition

Revenue from the sale of products is recorded when an arrangement exists, delivery has occurred and services have been rendered, the seller’s price is fixed and determinable and collectability is reasonably assured. NOVT earns revenue from sales of catheters and stents, and from service agreements for the use of radiation source trains and transfer devices included in the Beta-Cath™ System.

Revenue from sales of catheters directly to hospitals is recognized upon shipment after the hospital has received a Beta-Cath™ System and completed all licensing and other requirements to use the system. NOVT recognizes revenue from sales of catheters and stents at the time of shipment. NOVT sells its catheters with no right of return except in cases of product defect or shipping errors.

NOVT retains ownership of the radiation source trains and transfer devices and enters into a service agreement with its customers. Revenue recognition begins when an agreement has been executed, the system has been shipped, and all licensing and other requirements to use the system have been completed. The revenue is recognized ratably over the term of the agreement. Under the terms of the agreement signed with customers located in the United States, replacement and servicing of the radiation source train and transfer device is required at six-month intervals or twelve-month intervals, depending on the model of the device. This replacement and servicing cost is included in cost of sales as incurred. No other post-sale obligations exist following the sale of the VBT business to Best Vascular.

Radiation and Transfer Devices and Amortization of Costs

NOVT retained ownership of the radiation source trains and transfer devices that were used by customers. The costs to acquire, test and assemble these assets were recorded as incurred. NOVT determined that based upon the manufacturer’s data, the estimated economic life for radiation source trains was more than one year, and transfer devices was three years. Accordingly, NOVT classified these assets as long-term assets. Depreciation of the costs of these assets was included in cost of sales and was recognized over their estimated economic lives using the straight-line method. Depreciation began at the time the Beta-Cath™ System was placed into service. Valuation reserves were recorded for the balance of unamortized costs of transfer devices and radiation source trains that are on hand but not available for use by a customer.

During the fourth quarter of 2004, NOVT evaluated the recoverability of the carrying value for radiation devices and other assets to determine if an impairment charge was necessary. NOVT performed this evaluation in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Based on this evaluation, NOVT determined that the radiation devices were impaired with no fair value due to their specialized nature and recorded an impairment charge bringing their net book value to zero. Subsequent to December 31, 2004, no depreciation was recorded.

Asset Impairment

NOVT evaluated the carrying value of long-lived assets in accordance with the provisions of SFAS 144 whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used was determined based on the carrying value of an asset exceeding the future undiscounted net cash flow expected to be generated by the asset. If an asset was not recoverable, impairment was measured by the excess of the carrying value of the asset over the fair value of the asset.

During the fourth quarter of 2004, the Company updated an economic study regarding the value of all long-lived assets supporting the VBT business. The impairment analysis was based on expected future net cash flows to be generated by the assets during their remaining service lives, using undiscounted cash flows. Because the Company only has one product line, all enterprise-wide, long-lived assets were included. The study concluded that the assets were impaired, and the carrying value of all long-lived assets was reduced and expensed in the functions where the assets were used. At December 31, 2004, all of the specialized assets relating to the Beta-Cath™ product line were considered to have zero fair value due to their specialized nature and lack of alternative uses. Property and equipment that is more versatile in nature was reduced to estimated net realizable value. On March 9, 2006, all long-lived assets were acquired by Best Vascular.

Assets Held for Sale

Following the announcement of a staged wind down, NOVT committed to a plan for the sale of certain assets in accordance with the wind down plan. The plan includes actively identifying and seeking buyers for these assets. In accordance with the provision of SFAS 144, assets held for sale are stated at estimated net realizable value and depreciation on these assets has been suspended (see also Note 6 to the unaudited consolidated financial statements).

Employment Termination Costs

As part of the wind down plan, NOVT has provided financial incentives through stay bonuses and severance payments to employees to remain with the Company to complete the sale of the VBT business and to manage the wind down. NOVT accounts for these termination benefits in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (see also Note 14 to the unaudited consolidated financial statements).

Stock-Based Compensation

Prior to January 1, 2006, NOVT used the intrinsic value method for valuing its awards of stock options and recording the related compensation expense, if any, in accordance with APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. NOVT has granted stock options generally for a fixed number of shares to employees, directors, consultants and independent contractors with an exercise price equal to the fair market value of the shares at the date of grant. Compensation expense (expense reduction) is recognized for increases (decreases) in the estimated fair value of common stock for any stock options with variable terms. No compensation expense is recognized for stock option grants to employees for which the terms are fixed and the exercise price is equal to the fair market value of the shares at the date of the grant.

NOVT accounted for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, and Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Effective January 1, 2006, the Company adopted SFAS 123(R) to expense the fair value of stock options under the modified prospective approach. A Black-Scholes valuation model is used to calculate the value of these options.

Any compensation expense related to grants that do not vest immediately is amortized over the vesting period of the stock options using the straight-line method as that method most closely approximates the way in which the option holder vests in those options.

However, compensation expense is adjusted to reflect forfeitures based on the anticipated vesting as of January 1, 2006.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts related to trade accounts receivable for the estimated losses resulting from the inability of our customers to make required payments. Most of our customers are hospitals located in the U.S.; however, some are distributors of our products in foreign countries or hospitals located in Europe. The amount recorded in the allowances is based primarily on management’s evaluation of the financial condition of the customers. Actual losses from uncollectible accounts are charged against the allowance when it is determined that the account cannot be collected (see Note 4 to the unaudited consolidated financial statements). We also maintain allowances for doubtful collectability of promissory notes (see Note 17 to the unaudited consolidated financial statements).

Inventories

Inventories are stated at the lower of cost or market value on a first-in, first-out (FIFO) basis. Provisions are recorded for excess or obsolete inventory equal to the cost of the inventory. Shelf-life expiration or replacement products in the marketplace may cause product obsolescence. If actual product demand and market conditions were less favorable than those projected by management, additional provisions might be required which would negatively impact operating profits. NOVT evaluates the adequacy of these provisions quarterly.

RESULTS OF OPERATIONS

Overview

On March 9, 2006, NOVT sold its VBT business to Best Vascular. This event marked the culmination of a process begun in April 2004 to identify alternatives for a declining VBT business that the Company believed had minimal or no prospects of surviving as a stand-alone business. With this sale, NOVT has no operating assets and is now seeking other alternatives to utilize its remaining assets, principally cash and investments.

The comments, which follow, describe business activity for the Company during the quarter ended March 31, 2006. The Company earned revenues and incurred costs for the VBT business prior to its sale, as well as the incurrence of transaction costs associated with the sale and employment termination costs for officers and employees.

The net loss for the quarter was $2,700,000 on revenues of $406,000. We expect continued losses as the Company seeks other business opportunities.

Subsequent to the implementation of the wind down of the VBT business announced in February 2005, we began discussions with Best Vascular and BMI regarding a sale of substantially all of the assets of our VBT business. On August 25, 2005, NOVT entered into an asset purchase agreement to sell substantially all assets related to the VBT business to Best Vascular. On October 12, 2005, we entered into the Amended and Restated Asset Purchase Agreement with Best Vascular and BMI. Under the Amended and Restated Asset Purchase Agreement, Best Vascular acquired substantially all of the assets of our VBT business in exchange for the assumption of certain liabilities related to the VBT business. Such assets included the patents and other intellectual property, the inventory and equipment, furniture, records, sales materials, and various agreements and contracts in each case associated with our VBT business. The assets transferred and conveyed to Best Vascular do not include cash and cash equivalents and certain other assets not related to our VBT business. Pursuant to the agreement, BMI has agreed to guarantee the full and faithful performance by Best Vascular of all agreements of Best Vascular set forth in the Amended and Restated Asset Purchase Agreement. The sale of the VBT business to Best Vascular was completed on March 9, 2006.

During 2005, NOVT continued the staged wind down of the VBT business, while potential options were evaluated. Further reductions in employees and other cost reduction measures were implemented on a regular basis. Revenues continued to decline throughout 2005. Production of products was discontinued in February 2005, as inventory was sufficient to meet anticipated sales needs. The wind down plan begun in February 2005 reduced employment to 18 persons and five persons at December 31, 2005 and March 31, 2006, respectively, from almost 100 at January 1, 2005.

Net Sales and Gross Margin

Net sales and gross margin consisted of the following (in thousands):

	Three Months Ended March 31,
	2006	2005	Increase (decrease)
Net sales:
United States	$355	$2,323	(84.7)%
Rest of World	51	1,090	(95.3)%

Total net sales	406	3,413	(88.1)%
Cost of sales	411	4,118	(90.0)%

Gross margin (loss)	$(5)	$(705)	(99.3)%

Net sales decreased by $3,007,000 or 88% in the first quarter. We believe that this decrease is due to the continuing effectiveness of drug-coated stents in reducing in-stent restenosis, which has decreased the demand for NOVT’s products, and due to our announced wind down and termination of all sales personnel in February 2005 and sale of the VBT business in March 2006.

In the quarter ended March 31, 2006, cost of sales decreased approximately 90% from the same period of the prior year due to the significant reduction in revenues and the corresponding reduction of costs variable to sales and to the wind down which suspended production in February 2005 and eliminated personnel associated with the production function. In addition, lower costs in the three months ended March 31, 2006 resulted from the non-recurrence of the expensing of AEA minimum payments compared with $1,324,000 during the first quarter of 2005.

Operating Expenses

Operating expenses consisted of the following (in thousands):

	Three Months Ended March 31,
	2006	2005	Increase (decrease)
Operating expenses:
Research and development	$55	$434	(87.3)%
Sales and marketing	321	2,702	(88.1)%
General and administrative	3,066	2,878	6.5%

Operating expenses:	$3,442	$6,014	(42.8)%

As part of the wind down plan which was announced in February 2005, approximately 50 positions were eliminated in the first quarter of 2005, 25 positions were eliminated during the second quarter, and five more positions were eliminated during the third quarter of 2005. At March 31, 2006, only five employees remained with NOVT. This significant decline in personnel primarily accounts for the overall decline in costs. Employment termination costs and severance incentives of $273,000 and $2,401,000 were recorded for the three months ended March 31, 2006 and 2005, respectively. Of these expenses, $44,000 and $378,000 for the three months ended March 31, 2006 and 2005, respectively, related to manufacturing personnel that are included with cost of sales, with the balance included in operating expenses.

The 87% decrease in research and development expenses for the first quarter of 2006 compared to the same period of the prior year, is in the area of clinical trials and product development. All clinical trials and product development activities have been discontinued except for the required post approval monitoring. With the sale of the VBT business and the assumption of any related liabilities by Best Vascular, we will not be incurring any further costs for clinical trial follow-up.

The 88% decrease in sales and marketing expense for the three months ended March 31, 2006, compared to the same period of the prior year, is due to reduced sales and marketing personnel, and to significantly lower variable expenses related to lower revenues. All sales and marketing positions in the U.S. were eliminated in February 2005, and activity of all field personnel in Europe were suspended at the end of the first quarter of 2005 and eliminated by June 2005. During the quarter ended March 31, 2006, the decrease of $2,365,000 was offset by $245,000 in marketing related payments to Best Vascular (see Note 18 to the unaudited consolidated financial statements).

The 7% net increase during the first three months of 2006, compared to the same period of the prior year, for general and administrative expenses, is due to tail insurance cost of $802,000, a payment to Steel Parties of $233,000 for reimbursement of proxy contest expenses, $174,000 for legal fees in connection with the Calmedica litigation, offset by significantly lower employee termination and personnel costs due to lower headcount.

Other Income

Interest income declined as the investment base was liquidated to fund operating losses and transaction related costs. Other income from the sale of VBT assets in 2006 generated a gain of $625,000 (see Note 19 to the unaudited consolidated financial statements).

Other income consisted of the following (in thousands):

	Three Months Ended March 31,
	2006	2005	Increase (decrease)
Interest income	$122	$140	-12.9%
Other income	625	25	2400.0%

Total other income	$747	$165	352.7%

Net Loss

Net loss consisted of the following (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005	Increase (decrease)
Net loss	$(2,700)	$(6,554)	$3,854
Net loss per share - Basic and Diluted	$(0.66)	$(1.60)	$0.94
Weighted average shares outstanding - Basic and Diluted	4,084	4,084

The net loss for the first quarter ended March 31, 2006 decreased $3,854,000 or 58% as compared to the quarter ended March 31, 2005. Cost reductions implemented throughout the year offset declines in revenue and the incurrence of costs related to the asset sale transaction. We expect losses to be smaller but to continue due to the lack of product revenue and significantly lower expenses with only a small administrative staff to maintain the corporate registry while we pursue other business alternatives.

LIQUIDITY AND CAPITAL RESOURCES

Operating

Net cash used in operating activities consisted of the following (in thousands):

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,700)	$(6,554)
Amortization of capitalized disposal costs	20	33
Gain on sale of VBT business	(625)	—
Other non cash items	(4)	72
Net change in operating assets and liabilities	(1,333)	2,122

Net cash used in operating activities	$(4,642)	$(4,327)

The first three months of 2006 consumed $4,642,000 of cash to fund operating activities. This compares to $4,327,000 of cash used in the same period of 2005. Cash was consumed as a result of significantly lower revenues, the impact of employment termination costs, and other expenses related to the sale of the VBT business.

The changes in operating assets and liabilities are consistent with the decline in business volume and the payment of transaction related costs. On March 9, 2006, NOVT sold the VBT business to Best Vascular and recorded a gain on sale of $625,000 (see Note 19 to the unaudited consolidated financial statements).

Investing

Net cash provided by investing activities consisted of the following (in thousands):

	Three Months Ended March 31,
	2006	2005
Cash flows from investing activities:
Maturity/sale of short-term investments	$348	$7,158
Purchase of short-term investments	—	(1,283)
Receipt of restricted cash	676	—
Cash payment at closing of VBT business sale	(67)	—

Net cash provided by investing activities	$957	$5,875

Investments have been liquidated to fund losses in operations, professional fees related to the asset sale transaction, and expenses incurred in connection with the wind down. At the closing of the VBT asset sale transaction, NOVT paid Best Vascular $67,000 in consideration of the selected assets purchased, and certain liabilities assumed (see Note 18 of the unaudited consolidated financial statements). During the quarter ended March 31, 2006, $676,000 was transferred from the Rabbi trusts funded on July 15, 2005 to reimburse the operating account for disbursements made for employment termination costs.

Financing

At March 31, 2005, NOVT had $75,000 in an outstanding letter of credit, which was secured by a certificate of deposit. The letter of credit expired on October 17, 2005.

Commitments

Other than the minimum purchase commitments for radiation source trains described below, at March 31, 2006, the Company had no significant commitments to purchase inventory components of the Beta-Cath™ System and other supplies, as compared to March 31, 2005 when the comparative amount was $2,432,000.

On October 14, 1999, NOVT signed a development and manufacturing supply agreement with AEA for a source of radioactive supply and for the development of a smaller diameter radiation source. The agreement provided for the construction of a production line that was placed into service in October 2002. In addition, the agreement provides for joint ownership of all intellectual property arising from the development work and requires that AEA manufacture vascular brachytherapy sources only for NOVT. The agreement contains minimum purchase commitments and pricing guidelines have been established extending to 2006 and are reflected below on the table of contractual obligations. These estimates are subject to negotiation and settlement with AEA. During 2005, NOVT did not purchase any product and thus failed to reach the minimum purchase commitment level for product and paid AEA approximately $650,000, for minimum payment obligations, which was expensed in cost of sales. In addition NOVT has accrued an amount of $365,000 for the remaining minimum purchase amounts to be made in 2006, which was also expensed in cost of sales. At the termination of the agreement in September 2006, NOVT is obligated for costs associated with decommissioning the production facility and $561,000 has been accrued for this purpose and is being expensed in cost of sales in accordance with SFAS 143, Accounting for Asset Retirement Obligation. AEA disputes the NOVT calculation of the minimum contractual liability and the decommissioning amount as recorded in the NOVT financial statements and had further notified NOVT that it believes an additional $1,500,000 was owed by NOVT to AEA under the above agreement. As a result of recent discussions between AEA and NOVT, AEA has advised NOVT on a preliminary basis that it no longer disagrees with NOVT’s position regarding amounts owed by NOVT for inventory and minimum purchase payments and therefore, the total amount in dispute is no longer $1,500,000 and NOVT believes is instead $500,000, related to the decommissioning.

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

On January 31, 1996, the Company entered into a license agreement with a physician pursuant to which he is entitled to receive a royalty on the net sales of the Beta-Cath™ System (excluding consideration paid for the radioactive isotope), subject to a maximum payment of $5,000,000. Royalty fees to the physician aggregated $3,000 and $22,000 for the three months ended March 31, 2006 and 2005, respectively, and have been expensed in cost of sales. A total of $2,212,000 has been paid since the license became effective.

On January 30, 1996, the Company entered into a license agreement whereby Emory University assigned its claim to certain technology to the Company for royalties based on net sales (as defined in the agreement) of products derived from such technology, subject to certain minimum royalties. After the first commercial sale of royalty bearing products by NOVT, minimum royalties were due to Emory University in the following amounts: year 2 after the first commercial sale—$10,000; year 3—$15,000; year 4—$25,000; and years 5-10, $50,000 per year. The royalty agreement term is consistent with the life of the related patent and applies to any assignments of the patent technology to a third party. Royalty fees to Emory University aggregated $12,000 and $60,000 for the three months ended March 31, 2006 and 2005, respectively, and have been expensed in cost of sales.

On April 22, 2004, NOVT signed an asset purchase agreement with Guidant Corporation pursuant to which NOVT would acquire information regarding Guidant’s vascular brachytherapy business, including the customer list of Guidant in the United States and Canada. NOVT paid the sum of $2,500,000 to Guidant at the signing of the transaction and has agreed to pay 5% on its net sales to customers on the Guidant customer list that transition to NOVT’s products for a period of six months after April 22, 2004. After this six-month transition period, NOVT will pay an additional 5% on all vascular brachytherapy products in the U.S. and Canada, up to an additional payment of $4,000,000. Under this agreement, Guidant has earned $27,000 and $98,000 for the three months ended March 31, 2006 and 2005, respectively, or an aggregate of $483,000 (see note 8 to the unaudited consolidated financial statements).

As part of the sale of substantially all of the VBT business assets, Best Vascular assumed the liabilities associated with all of the contracts and licensing agreements described above.

Concurrent with the execution of the original asset purchase agreement on August 25, 2005, NOVT, Best Vascular and BMI entered into a marketing representation agreement, that provides that Best Vascular will market and solicit orders for our existing inventory of products, including the Beta-Cath™ System, in consideration of the payment to Best Vascular of $25,000 on a weekly basis. On October 12, 2005, concurrent with the amendment and restatement of the asset purchase agreement, NOVT, Best Vascular and BMI entered into an amendment no. 1 to marketing representation agreement that extended the termination date from October 14, 2005 to December 31, 2005, consistent with the extension of the corresponding termination date in the Amended and Restated Asset Purchase Agreement. On November 30, 2005, NOVT, Best Vascular and BMI entered into amendment no. 2 to marketing representation agreement that extended the termination date from December 31, 2005 to February 15, 2006, consistent with the extension of the corresponding termination date in amendment no. 1 to amended and restated asset purchase agreement. These termination dates for each of the Amended and Restated Asset Purchase Agreement and marketing representation agreement were further extended from February 15, 2006 to March 31, 2006 pursuant to amendments entered into by NOVT, BMI and Best Vascular on January 27, 2006. A total of $460,000 was paid for these services during 2005. A total of $245,000 has been paid for these services for the three months ended March 31, 2006. As of March 31, 2006, we had no contractual obligations remaining for payments due under the marketing representation agreement.

As of March 31, 2006, we had contractual obligations as follows (in thousands):

Contractual Obligations	As of March 31, 2006
Operating leases	$31
Purchase obligations	365
Decommission obligations	571

Total obligations	967
Less: Obligations assumed by Best Vascular	(936)

Net obligations	$31

Approximately $936,000 of the purchase obligations and AEA decommission obligations listed above relate to purchase contracts denominated in Euros. This amount was derived from converting such obligations by using a March 31, 2006 conversion rate of $1.20 USD to 1 Euro. As noted above, some of these obligations extend to September 2006 and the actual settlement amount may be different from the amount presented based on the conversion rate as of March 31, 2006.

As part of the asset sale transaction, the parties have agreed to a reconciliation and true-up procedure in June 2006 with respect to the accounts receivable and trade accounts payable related to the VBT business that were assumed by Best Vascular in connection with the completion of the transaction. At March 31, 2006, the payment by NOVT under the Amended and Restated Asset Purchase Agreement as part of such reconciliation and true-up procedure is estimated to be approximately $276,000.

Liquidity

NOVT’s principal source of liquidity at March 31, 2006, consisted of cash, cash equivalents and short-term investments of $6,764,000 compared to $10,798,000 at December 31, 2005. Approximately $1,188,000 remains in the Rabbi trusts at March 31, 2006 and is expected to revert to unrestricted cash during the second quarter of 2006. Going forward, NOVT expects to allocate resources to identify other transactions and opportunities and to complete the wind down. We expect that our existing cash reserves will be sufficient to fund any cash used by operations and to meet our liquidity and spending needs at least through March 31, 2007.

NOVT’s future liquidity and capital requirements will depend upon numerous factors, mainly the risks discussed under “Certain Factors Which May Affect Future Results” below.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, set forth below are cautionary statements identifying important factors that could cause actual events or results to differ materially from any forward-looking statements made by or on behalf of us, whether oral or written. We wish to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause actual events or results to differ materially from our forward-looking statements. For additional information regarding forward-looking statements, please read the “Cautionary Note Regarding Forward-Looking Statements” section beginning on page 20.

On February 22, 2005, we announced that our board of directors had determined that our VBT business was no longer viable and, as a result, had authorized a staged wind down of our business. On March 9, 2006, we completed the sale of substantially all of the assets of our VBT business to Best Vascular pursuant to the Amended and Restated Asset Purchase Agreement. The proposed asset sale transaction was approved by our shareholders at a meeting held on March 7, 2006. As a result of the completion of the asset sale transaction, we have no operating business and are in the process of winding down our remaining obligations and liabilities.

In addition to the other information contained in this Form 10-QSB, prospective investors should consider carefully the following risk factors before investing in our securities. The risks described below may not be the only risks facing the Company. Additional risks that we do not yet perceive or that we currently believe are immaterial may also adversely affect our business and the trading price of our securities.

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

We were delisted from the NASDAQ Stock Market at the open of business on April 3, 2006.

On March 23, 2006, we received a notice from the NASDAQ Stock Market indicating that the Company was not in compliance with the NASDAQ Stock Market’s requirements for continued listing because, as a result of the sale on March 9, 2006 of the Company’s VBT business to Best Vascular, the Company no longer has an operating business. As a result of our delisting from the NASDAQ Stock Market at the open of business on April 3, 2006, there will be little or no public trading market of our common stock as a result of its delisting. Although our common stock is currently quoted in the “pink sheets”, there is currently a very limited market for such shares and there can be no assurance that the market for our shares will be maintained or improve. Accordingly, shareholders will find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock, and the liquidity of our stock will be reduced, making it difficult for a shareholder to buy or sell our stock at competitive market prices or at all.

Our common stock may be deemed a “penny stock” and may be difficult to sell.

As a result of the delisting of our common stock from the NASDAQ Stock Market, our common stock may be deemed a “penny stock” under Rule 3a51-1 under the Exchange Act. Compliance with the penny stock requirements will make it more difficult for shareholders to resell their shares to third parties or to dispose of them in the public market or otherwise. Security broker-dealers will not be permitted to recommend our common stock and will be required trade in it on an unsolicited basis. Additionally, Section 15(g) of the Exchange Act and Rule 15g-2 require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to:

•	obtain from the investor information concerning his or her financial situation, investment experience and investment objectives;

•	reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions;

•	provide the investor with a written statement setting forth the basis on which the broker-dealer made this determination; and

•	receive a signed and dated copy of this statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.

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

As a result of recent rules adopted by the SEC, the Company is deemed to be a shell company. The rules are designed to ensure that investors in shell companies that acquire operations have timely access to the same kind of information as is available to investors in public companies generally. The rules prohibit the use by shell companies of a Form S-8 and revise the Form 8-K to require a shell company to include information that is similar to that required to register a class of securities under the Exchange Act in the filing on Form 8-K that the shell company files to report the acquisition of a business.

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

Since the completion of the sale of the VBT business to Best Vascular, we have not identified any particular industry or business in which to concentrate our potential interests. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in any industry or business, which our Company may acquire. To the extent that we may acquire a business in a high-risk industry, we will become subject to those risks. Similarly, if we acquire a financially unstable business or a business that is in the early stages of development, we will also become subject to the numerous risks to which those businesses are subject.

Our future success is highly dependent on the ability of management to locate and attract a suitable opportunity.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of or plan of operation will depend to a great extent on the operations, financial condition and management of an identified business opportunity. We cannot assure you that we will be successful in locating candidates with established operating histories in the event we complete a business combination with a privately held company, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

The acquisition market is extremely competitive.

Numerous companies will compete vigorously with the Company for target acquisition candidates. Venture capital companies, as well as established corporations and entities, most of which have greater resources than the Company does, will vie for such acquisition candidates and there is no assurance that we will be successful in our search for an acquisition candidate or that we will be able to successfully complete a transaction with an acquisition candidate.

At the time we do a business combination, if any, each shareholder will most likely hold a substantially lesser percentage ownership in the Company.

Our current plan of operation is based upon a business combination with a private concern that, in all likelihood, may result in the Company issuing securities to shareholders of any such private company. The issuance of our previously authorized and unissued common stock would result in a reduction in the percentage of shares owned by our present and prospective shareholders and may result in a change in our control or in our management.

We may be unable to realize the benefits of our net operating loss (“NOL”) and tax credit carryforwards.

NOLs may be carried forward to offset federal and state taxable income in future years and eliminate income taxes otherwise payable on such taxable income, subject to certain adjustments. Based on current federal corporate income tax rates, our NOL and other carryforwards could provide a benefit to us, if fully utilized, of significant future tax savings. However, our ability to use these tax benefits in future years will depend upon the amount of our otherwise taxable income. If we do not have sufficient taxable income in future years to use the tax benefits before they expire, we will lose the benefit of these NOL carryforwards permanently. Consequently, our ability to use the tax benefits associated with our substantial NOL carryforwards will depend significantly on our success in identifying suitable merger partners and/or acquisition candidates, and once identified, successfully consummate a merger with and/or acquisition of these candidates.

Additionally, if we underwent an ownership change, the NOL carryforward limitations would impose an annual limit on the amount of the taxable income that may be offset by our NOL generated prior to the ownership change. If an ownership change were to occur, we may be unable to use a significant portion of our NOL to offset taxable income. In general, an ownership change occurs when, as of any testing date, the aggregate of the increase in percentage points of the total amount of a corporation’s stock owned by “5-percent shareholders” within the meaning of the NOL carryforward limitations whose percentage ownership of the stock has increased as of such date over the lowest percentage of the stock owned by each such “5-percent shareholder” at any time during the three-year period preceding such date is more than 50 percentage points. In general, persons who own 5% or more of a corporation’s stock are “5-percent shareholders,” and all other persons who own less than 5% of a corporation’s stock are treated together as a public group.

The amount of NOL and tax credit carryforwards that we have claimed has not been audited or otherwise validated by the U.S. Internal Revenue Service (the “IRS”). The IRS could challenge our calculation of the amount of our NOL or our determinations as to when a prior change in ownership occurred and other provisions of the Internal Revenue Code may limit our ability to carry forward our NOL to offset taxable income in future years. If the IRS was successful with respect to any such challenge, the potential tax benefit of the NOL carryforwards to us would be substantially reduced.

Management is devoting less than full time efforts to the activities of the Company.

Members of our management team are not required to devote their full time to the affairs of the Company. Other than our chief financial officer who is completing the wind down of our business and who is expected to depart from the Company at the end of May 2006, the other members of our management currently devote only a few hours per week to the activities of the Company until such time as we have identified a suitable acquisition target or determined to engage in a particular business or industry and have commenced such operations. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

Conflicts of Interest.

The Company’s officers and directors participate in other business ventures, which may compete directly with the Company. Additional conflicts of interest and non-arms’-length transactions may also arise in the future in the event the Company’s officers or directors are involved in the management of any firm with which the Company transacts business.

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

During February 2006, a new federal law was enacted which we believe has the effect of reducing outpatient reimbursement rates for companies such as ONI. This could have the effect of slowing ONI’s business and require faster use of its cash to sustain operations. ONI is a private company and the availability of its financial statements is limited. ONI has not provided us with recent financial statements. Additionally, ONI has informed us that, while it had a cash infusion of $7 million in November 2005, it will require further financing during 2006.

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

Stock price is subject to volatility and market fluctuations.

Any market price for shares of our common stock is likely to be very volatile, and numerous factors beyond our control may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our common stock in any market that may exist or develop for the common stock.

ITEM 3. CONTROLS AND PROCEDURES

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

(b) Changes in Internal Control. During the quarter ended March 31, 2006, there have been no significant changes in our internal control over financial reporting that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NOVT is subject to legal claims and assertions in the ordinary course of business. Except for the matters described in the annual report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission, we are not aware of any such claims or assertions that would have a material effect on NOVT.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its special meeting of shareholders held on March 7, 2006, NOVT shareholders took the following actions:

1. NOVT shareholders approved the proposed asset sale transaction set forth in the Amended and Restated Asset Purchase Agreement, dated as of October 12, 2005, as amended pursuant to amendment no. 1 to amended and restated asset purchase agreement, dated as of November 30, 2005, and as further amended pursuant to amendment no. 2 to amended and restated asset purchase agreement, dated as of January 27, 2006, among NOVT, Best Vascular, Inc. and Best Medical International, Inc. With respect to such matter, the votes cast were as follows: 2,777,651 shares were voted for the proposal, 16,677 shares were voted against the proposal and 1,322 shares abstained on the proposal.

2. NOVT shareholders approved the proposed amendment to our amended and restated articles of incorporation to change the name of our corporation from “Novoste Corporation” to “NOVT Corporation” (or, if that name was not available in Florida, to “NVTE Corporation”). With respect to such matter, the votes cast were as follows: 2,776,881 shares were voted for the proposal, 16,026 shares were voted against the proposal and 2,743 shares abstained on the proposal.

3. NOVT shareholders did not approve the proposed plan of dissolution and the transactions contemplated thereby pursuant to which NOVT would be dissolved and liquidated and its remaining cash ultimately would be distributed to its shareholders. With respect to such matter, the votes cast were as follows: 262,055 shares were voted for the proposal, 2,532,655 shares were voted against the proposal and 940 shares abstained on the proposal.

4. NOVT shareholders approved the proposed amendment to our amended and restated articles of incorporation and fourth amended and restated bylaws to reduce the minimum size of our board of directors from six to three. With respect to such matter, the votes cast were as follows: 2,773,105 shares were voted for the proposal, 19,636 shares were voted against the proposal and 2,909 shares abstained on the proposal.

See PART I, Item 2, “Management’s Discussion and Analysis or Plan of Operation – Settlement Agreement with Steel Parties” regarding the Settlement Agreement, dated as of March 16, 2006, between NOVT and the Steel Parties.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of John Quicke, Chief Executive Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Subhash C. Sarda, Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Statements of John Quicke, Chief Executive Officer, and Subhash C. Sarda, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

NOVT CORPORATION

/s/ SUBHASH C. SARDA
SUBHASH C. SARDA
Chief Financial Officer, Principal Financial and Accounting Officer

Date: May 11, 2006